Form 10-Q
period 1996-06-30
MICRO ECONOMICS INC
filed 1996-07-16
CIK 894552

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1996

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from to

Commission File Number         33-55254-36


                              MICRO-ECONOMICS, INC.
             (Exact name of registrant as specified in its charter)

               NEVADA                                 87-0485314
(State or other jurisdiction of incorporation  (IRS Employer Identification
         or organization)                              Number)

1204 THIRD AVENUE, SUITE 172
NEW YORK, NY                                                       10021
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code: (212) 988-0394

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No


       Class                               Outstanding as of July 1, 1996
- - -----------------------             -------------------------------------
 CLASS A COMMON STOCK                             1,020,000 shares
  Par Value $0.001

                         PART I - FINANCIAL INFORMATION
- - -------------------------------------------------------------------------------

                          Item 1. Financial Statements
- - -------------------------------------------------------------------------------


BASIS OF REPRESENTATION

General

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 1996, are not necessarily indicative of the results that can be expected for the year ending December 31, 1996.

- - -------------------------------------------------------------------------------

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
- - -------------------------------------------------------------------------------


Results of Operations

The Company has not received any income nor incurred any expenses as of the period ended June 30, 1996, and has had limited operational history. Since the acquisition of the cash, the Company is now in a position to establish a business plan which shall include marketing, promoting and developing products and services of network marketing companies and opportunities.

The Company presently has no sources of revenue. The Company is in the process of investigating potential technology companies, products and opportunities through the business contacts, clients and associates of its officers and directors. Should management be unsuccessful in its marketing, promoting and developing endeavors, management may abandon its activities and the shares of the Company could become worthless.

Based on current economic conditions and business contacts, management believes that it is possible for the Company, with limited assets, to negotiate successful and profitable opportunities within the technology field. All risks inherent in new and inexperienced enterprises are inherent in the Company's business. The Company has not made a formal study of the economic potential of this venture.

Liquidity and Capital Resources

Current assets at June 30, 1996 were $100,000 as compared to net current assets at December 31, 1995 of $0.00. The increase in current assets was due to an increase in cash of $100,000 from the sale of 20,000 shares of the Company's common stock at $5.00 per share.

                              MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


ASSETS                                                                                 6/30/96
                                                                                     (Unaudited)            12/31/95
                                                                                  ----------------      -----------------
CURRENT ASSETS
     Cash                                                                         $         100,000     $             -0-



                                                          TOTAL CURRENT ASSETS    $         100,000     $             -0-
                                                                                  =================     =================


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                             $             -0-     $             -0-



                                                     TOTAL CURRENT LIABILITIES                  -0-                   -0-


SHAREHOLDERS' EQUITY Common stock par value $.001:
         25,000,000 shares authorized; 1,020,000 shares issued
         (1,000,000 at 1995)                                                                  1,020                 1,000
     Additional paid-in capital                                                              99,980                   -0-
     (Deficit) accumulated during development stage                                          (1,000)               (1,000)
                                                                                  -----------------     -----------------

                                                    TOTAL SHAREHOLDERS' EQUITY              100,000                   -0-

                                                                                  $         100,000     $             -0-
                                                                                  =================     =================


See Selected Notes to Financial Statements.

                              MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                              Period from
                                                                                                             3/14/90 (date
                                                    Three Months Ended              Six Months Ended         of inception)
                                                  6/30/96         6/30/95        6/30/96        6/30/95       to 6/30/96
                                               -------------  -------------  -------------   -------------  -------------
Income                                         $         -0-  $         -0-  $         -0-   $         -0-  $         -0-

General and administrative expenses                      -0-            -0-            -0-             -0-          1,000
                                               -------------  -------------  -------------   -------------  -------------
                                                         -0-            -0-            -0-             -0-          1,000
                                               -------------  -------------  -------------   -------------  -------------

INCOME (LOSS) BEFORE
     INCOME TAXES                                        -0-            -0-            -0-             -0-         (1,000)

PROVISION FOR INCOME TAXES                               -0-            -0-            -0-             -0-            -0-

                         NET INCOME (LOSS)     $         -0-  $         -0-  $         -0-   $         -0-  $      (1,000)
                                               =============  =============  =============   =============  =============
INCOME PER COMMON SHARE
     Net income per weighted
       average common share
       outstanding                             $         -0-  $         -0-  $         -0-   $         -0-
                                               =============  =============  =============   =============

     Weighted average number of
       common shares outstanding                   1,020,000      1,000,000      1,018,333       1,000,000
                                               =============  =============  =============   =============



See Selected Notes to Financial Statements.

                              MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
         Period from March 14, 1990 (Date of Inception) to June 30, 1996
                                   (UNAUDITED)

                                                                                                             Deficit
                                                                                                           Accumulated
                                                                         Stock          Additional           During
                                         Common           Stock      Subscription         Paid-in          Development
                                         Shares          Amount       Receivable          Capital             Stage
                                      -------------  -------------  -------------   -------------       -----------------
Balances at 3/14/90 (Date of
   Inception)                                   -0-  $         -0-   $         -0-  $             -0-   $             -0-
     Issuance of common stock
       (restricted) at $.001 per
       share at 3/14/90                   1,000,000          1,000           1,000
Net loss for period                                                                                                   -0-

Balances at 12/31/90                      1,000,000          1,000          (1,000)               -0-                 -0-

   Receipt of Stock Subscription                                             1,000
Net loss for year                                                                                                  (1,000)

Balances at 12/31/91                      1,000,000          1,000             -0-                -0-              (1,000)
Net income for year                                                                                                   -0-
                                      -------------  -------------   -------------  -----------------   -----------------

Balances at 12/31/92                      1,000,000          1,000             -0-                -0-              (1,000)
Net income for year                                                                                                   -0-
                                      -------------  -------------   -------------  -----------------   -----------------

Balances at 12/31/93                      1,000,000          1,000             -0-                -0-              (1,000)
Net income for year                                                                                                   -0-
                                      -------------  -------------   -------------  -----------------   -----------------

Balances at 12/31/94                      1,000,000          1,000             -0-                -0-              (1,000)
Net income for year                                                                                                   -0-
                                      -------------  -------------   -------------  -----------------   -----------------

Balances at 12/31/95                      1,000,000          1,000             -0-                -0-              (1,000)
   Stock sold (restricted) at $5.00
     per share at 1/10/96                    20,000             20                             99,980
Net loss for period                                                                                                   -0-
                                      -------------  -------------   -------------  -----------------   -----------------

Balances at 6/30/96                       1,020,000  $       1,020   $         -0-  $          99,980   $          (1,000)
                                      =============  =============   =============  =================   =================


See Selected Notes to Financial Statements.

                              MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                              Period from
                                                                                                             3/14/90 (date
                                                    Three Months Ended              Six Months Ended         of inception)
                                                  6/30/96         6/30/95        6/30/96        6/30/95       to 6/30/96
                                               -------------  -------------  -------------   -------------  ---------------

CASH FLOWS FROM OPERATING
   ACTIVITIES
     Net loss                                  $         -0-  $         -0-  $         -0-   $         -0-  $      (1,000)
     Adjustments to reconcile net (loss)
       to net cash required by operating
       activities:                                       -0-            -0-            -0-             -0-            -0-
                                                         -0-            -0-            -0-             -0-            -0-

                      NET CASH REQUIRED BY
                      OPERATING ACTIVITIES               -0-            -0-            -0-             -0-         (1,000)

CASH FLOWS FROM INVESTING
   ACTIVITIES                                            -0-            -0-            -0-             -0-            -0-

                      NET CASH PROVIDED BY
                      INVESTING ACTIVITIES               -0-            -0-            -0-             -0-            -0-

CASH FLOWS FROM FINANCING
   ACTIVITIES
     Stock sold                                          -0-            -0-        100,000             -0-        101,000
                                               -------------  -------------  -------------   -------------  -------------

                     NET CASH PROVIDED BY
                      FINANCING ACTIVITIES               -0-            -0-        100,000             -0-        101,000
                                               -------------  -------------  -------------   -------------  -------------


                      NET INCREASE IN CASH               -0-            -0-        100,000             -0-        100,000

CASH AT BEGINNING OF PERIOD                          100,000            -0-            -0-             -0-            -0-
                                               -------------  -------------  -------------   -------------  -------------

                     CASH AT END OF PERIOD     $     100,000  $         -0-  $     100,000   $         -0-  $     100,000
                                               =============  =============  =============   =============  =============



See Selected Notes to Financial Statements.

                              MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996


NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method The Company recognizes income and expense based on the accrual method of accounting.

Dividend Policy The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes. Tax credits are recorded in the year realized. Since the Company has not yet realized income as of the date of this report, no provision for income taxes has been made.

In February 1992, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which supersedes substantially all existing authoritative literature for accounting for income taxes and requires deferred tax balances to be adjusted to reflect the tax rates in effect when those amounts are expected to become payable or refundable. At June 30, 1996 a deferred tax asset has not been recorded due to the Company's lack of operations to provide income to use the net operating loss carryover of $1,000 which will expire December 31, 2006.

NOTE 2:           DEVELOPMENT STAGE COMPANY

The Company was incorporated under laws of the State of Nevada on March 14, 1990 and has been in the developmental stage since incorporation.

NOTE 3:           CAPITALIZATION

On the date of incorporation, the Company sold 1,000,000 shares of its common stock to Capital General Corporation for $1,000 cash for an average consideration of $.001 per share. On January 10, 1996, the Company sold 20,000 shares of its common stock for $100,000 cash for an average consideration of $5.00 per share. The Company's authorized stock includes 25,000,000 shares of common stock at $.001 par value.

NOTE 4:           RELATED PARTY TRANSACTIONS

The Company owns no properties and utilizes space on a rent-free basis in the office of its principal shareholder, Chancellor Australia Pty Ltd. This arrangement is expected to continue until such time as the Company becomes involved in a business venture which necessitates its relocation, as to which no assurance can be given. The Company has no agreements with respect to the maintenance or future acquisition of office facilities, however, if a successful merger/acquisition is negotiated, it is anticipated that the office of the Company will be moved to that of the acquired company.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MICRO-ECONOMICS, INC.



By:     s/ Neil Alan Green
       Neil Alan Green, President

Dated:     July 15, 1996