Form 10QSB
period 1996-09-30
MICRO ECONOMICS INC
filed 1996-10-23
CIK 894552

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended              September 30, 1996
                                   --------------------------------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                    to

Commission File Number              33-55254-36


                              MICRO-ECONOMICS, INC.
             (Exact name of registrant as specified in its charter)

             NEVADA                                         87-0485314
(State or other jurisdiction of incorporation      (IRS Employer Identification
         or organization)                               Number)

1204 THIRD AVENUE, SUITE 172
NEW YORK, NY                                              10021
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code  (212) 988-0394

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No


        Class                        Outstanding as of September 30, 1996
--------------------------         --------------------------------------
  CLASS A COMMON STOCK                           1,020,000 shares
     Par Value $0.001

                         PART I - FINANCIAL INFORMATION
-------------------------------------------------------------------------------

                          Item 1. Financial Statements
-------------------------------------------------------------------------------


BASIS OF PRESENTATION

General

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 1996, are not necessarily indicative of the results that can be expected for the year ending December 31, 1996.

-------------------------------------------------------------------------------

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
-------------------------------------------------------------------------------


Results of Operations

The Company has not received any income nor incurred any expenses other than accounting fees as of the period ended September 30, 1996, and has had limited operational history. Since the acquisition of the cash, the Company is now in a position to establish a business plan which shall include marketing, promoting and developing products and services of network marketing companies and opportunities.

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

Liquidity and Capital Resources

Current assets at September 30, 1996 were $100,000 as compared to current assets at December 31, 1995 of $0. The increase in current assets was due to an increase in cash of $100,000 from the sale of 20,000 shares of the Company's common stock at $5.00 per share.

                              MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

ASSETS                                                                                 9/30/96
                                                                                     (Unaudited)            12/31/95
                                                                                     -----------            --------
CURRENT ASSETS
     Cash                                                                         $         100,000     $               0
                                                                                  -----------------     -----------------

                                                          TOTAL CURRENT ASSETS    $         100,000     $               0
                                                                                  =================     =================


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                             $             305     $               0
                                                                                  -----------------     -----------------

                                                     TOTAL CURRENT LIABILITIES                  305                     0


SHAREHOLDERS' EQUITY Common stock par value $.001:
         25,000,000 shares authorized; 1,020,000 shares issued
         (1,000,000 at 1995)                                                                  1,020                 1,000
     Additional paid-in capital                                                              99,980                     0
     (Deficit) accumulated during development stage                                          (1,305)               (1,000)
                                                                                  -----------------     -----------------

                                                    TOTAL SHAREHOLDERS' EQUITY               99,695                     0
                                                                                  -----------------     -----------------

                                                                                  $         100,000     $               0
                                                                                  =================     =================


See Selected Notes to Financial Statements.

                              MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                              Period from
                                                                                                             3/14/90 (date
                                                    Three Months Ended              Nine Months Ended        of inception)
                                                  9/30/96         9/30/95        9/30/96        9/30/95       to 9/30/96
                                                  -------         -------        -------        -------       ----------

Income                                         $           0  $           0  $           0   $           0  $           0

General and administrative expenses                      305              0            305               0          1,305
                                               -------------  -------------  -------------   -------------  -------------
                                                         305              0            305               0          1,305
                                               -------------  -------------  -------------   -------------  -------------

INCOME (LOSS) BEFORE
     INCOME TAXES                                       (305)             0           (305)              0         (1,305)

PROVISION FOR INCOME TAXES                                 0              0              0               0              0
                                               -------------  -------------  -------------   -------------  -------------

                         NET INCOME (LOSS)     $        (305) $           0  $        (305)  $           0  $      (1,305)
                                               =============  =============  =============   =============  =============
INCOME PER COMMON SHARE
     Net income per weighted
       average common share
       outstanding                             $           0  $           0  $           0   $           0
                                               =============  =============  =============   =============

     Weighted average number of
       common shares outstanding                   1,020,000      1,000,000      1,018,333       1,000,000
                                               =============  =============  =============   =============



See Selected Notes to Financial Statements.

                              MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
      Period from March 14, 1990 (Date of Inception) to September 30, 1996
                                   (UNAUDITED)

                                                                                                             Deficit
                                                                                                           Accumulated
                                                                         Stock          Additional           During
                                         Common           Stock      Subscription      Paid-in             Development
                                         Shares          Amount       Receivable          Capital             Stage
                                         ------          ------       ----------          -------             -----
Balances at 3/14/90 (Date of
   Inception)                                     0  $           0   $           0  $               0   $               0
     Issuance of common stock
       (restricted) at $.001 per
       share at 3/14/90                   1,000,000          1,000           1,000
Net loss for period                                                                                                     0
                                       ------------  -------------   -------------   ----------------   -----------------
Balances at 12/31/90                      1,000,000          1,000          (1,000)                 0                   0

   Receipt of Stock Subscription                                             1,000
Net loss for year                                                                                                  (1,000)

Balances at 12/31/91                      1,000,000          1,000               0                  0              (1,000)
Net income for year                                                                                                     0
                                      -------------  -------------   -------------  -----------------   -----------------

Balances at 12/31/92                      1,000,000          1,000               0                  0              (1,000)
Net income for year                                                                                                     0
                                      -------------  -------------   -------------  -----------------   -----------------

Balances at 12/31/93                      1,000,000          1,000               0                  0              (1,000)
Net income for year                                                                                                     0
                                      -------------  -------------   -------------  -----------------   -----------------

Balances at 12/31/94                      1,000,000          1,000               0                  0              (1,000)
Net income for year                                                                                                     0
                                      -------------  -------------   -------------  -----------------   -----------------

Balances at 12/31/95                      1,000,000          1,000               0                  0              (1,000)
   Stock sold (restricted) at $5.00
     per share at 1/10/96                    20,000             20                             99,980
Net loss for period                                                                                                  (305)
                                      -------------  -------------   -------------  -----------------   -----------------
Balances at 9/30/96                       1,020,000  $       1,020   $           0  $          99,980   $          (1,305)
                                      =============  =============   =============  =================   =================


See Selected Notes to Financial Statements.

                              MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                              Period from
                                                                                                             3/14/90 (date
                                                    Three Months Ended              Nine Months Ended        of inception)
                                                  9/30/96         9/30/95        9/30/96        9/30/95       to 9/30/96
                                                  -------         -------        -------        -------       ----------

CASH FLOWS FROM OPERATING
   ACTIVITIES
     Net loss                                  $        (305) $           0  $        (305)  $           0  $      (1,305)
     Adjustments to reconcile net (loss)
       to net cash required by operating
       activities:                                         0              0              0               0              0

         Change in accounts payable                      305              0            305               0            305
                                               -------------  -------------  -------------   -------------  -------------
                                                         305              0            305               0            305
                                               -------------  -------------  -------------   -------------  -------------

                      NET CASH REQUIRED BY
                      OPERATING ACTIVITIES                 0              0              0               0         (1,000)

CASH FLOWS FROM INVESTING
   ACTIVITIES                                              0              0              0               0              0
                                               -------------  -------------  -------------   -------------  -------------

                      NET CASH PROVIDED BY
                      INVESTING ACTIVITIES                 0              0              0               0              0

CASH FLOWS FROM FINANCING
   ACTIVITIES
     Stock sold                                            0              0        100,000               0        101,000
                                               -------------  -------------  -------------   -------------  -------------

                     NET CASH PROVIDED BY
                      FINANCING ACTIVITIES                 0              0        100,000               0        101,000
                                               -------------  -------------  -------------   -------------  -------------


                      NET INCREASE IN CASH                 0              0        100,000               0        100,000

CASH AT BEGINNING OF PERIOD                          100,000              0              0               0              0
                                               -------------  -------------  -------------   -------------  -------------

                     CASH AT END OF PERIOD     $     100,000  $           0  $     100,000   $           0  $     100,000
                                               =============  =============  =============   =============  =============



See Selected Notes to Financial Statements.

                              MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996


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

The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

At September 30, 1996 a deferred tax asset has not been recorded due to the Company's lack of operations to provide income to use the net operating loss carryover of $1,000 which will expire December 31, 2006.

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

MICRO-ECONOMICS, INC.
     (Registrant)



By:        s/ Neil Alan Green
          Neil Alan Green, President

Dated:     October 22, 1996