Form 10-K405
period 1997-12-31
MICRO ECONOMICS INC
filed 1999-07-22
CIK 894552

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1997

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

         The Company does not intend to take any action which would render it an investment company under The Investment Companies Act of 1940 (the "1940 Act"). The 1940 Act defines an investment company as one which (1) invests, reinvests or trades in securities as its primary business, (2) issues face-amount certificates of the installment type or (3) invests, reinvests, owns, holds or trades securities or owns or acquires investment securities having a value exceeding 40 percent of the value of its total assets (exclusive of Government securities and cash items) on an unconsolidated basis. The above 40 percent limitation may be exceeded so long as a company is primarily engaged, directly or through wholly-owned subsidiaries, in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities. A wholly-owned subsidiary is defined as one which is at least 96% owned by the company.

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

ITEM 3.  Legal Proceedings.

         On January 7, 1994, the Bureau of Securities of the State of New Jersey filed a complaint in the matter of Capital General Corporation, David R. Yeaman (former officer and director of the Company) and 74 other named defendants, Nevada and Utah corporations including the Company, which complaint proposes that civil monetary penalties totaling $30,000.00 be assessed against Capital General Corporation for alleged violations of the Uniform Securities Law (1977), N.J.S.A. 49:3-47 et. seq. by (1) selling to 24 New Jersey residents between April 1986 and May 1991, securities in 25 of the 74 above referred to respondent corporations named in the proceeding, not including the Company, which were neither registered nor exempt from registration, and (2) making untrue statements of material fact and omitting to state material facts in connection with said New Jersey sales in 6 of the 74 above referred to resident corporations named in the proceeding, not including the Company. Also on January 7, 1994, the Bureau of Securities of the State of New Jersey, based on substantially similar allegations as in the above referred complaint, issued its Order Denying Exemptions and to Cease and Desist. This order summarily denied the exemptions contained in N.J.S.A. 49:3-50(b), (1), (2), (3), (9), (11) and
(12) of the securities of Capital

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

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to the Company's security holders for a vote during the fiscal year ending December 31, 1997.

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

ITEM 6.  Selected Financial Data.

                              MICRO-ECONOMICS, INC.
                              SUMMARY OF OPERATIONS
                                  DECEMBER 1997

                               1997              1996             1995            1994             1993
                               ----              ----             ----            ----             ----
Total Assets.............         0                 0                0               0                0
Revenues.................         0                 0                0               0                0
Operating Expenses.......        39               627                0               0                0
  Net Earnings (Loss)....       (39)             (627)               0               0                0
Per Share Data
  Earnings (Loss).......          0                 0                0               0                0
Average Common Shares
  Outstanding.....             1,000,000         1,000,000        1,000,000        1,000,000        1,000,000

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

         Capital General did not register the gifts of shares in these companies with the Securities Division of the State of Utah or with the Securities Exchange Commission because it believed these gifts to be outside the scope of the Utah Uniform Securities Act and the Securities Act of 1933 in as much as such acts require registration for sales and do not require registration of gifts. Nevertheless, in connection with the distribution of shares of its subsidiaries, Capital General was found by the Utah Securities Advisory Board, in two decisions affirmed by the Utah State Courts, to have violated the registration provisions of the Utah Uniform Securities Act. See In re Amenity Inc., No. SD-86-11 (Utah Sec. Adv. Bd. February 18, 1987) aff'd C87-2625 (3d Dist. Ct. September 18, 1987) aff'd sub nom Capital General Corp. v. Utah Dep't of Business Reg., 777 P.2d 494, 498 (Utah Ct. App.) cert. denied, 781 P.2d 873 (Utah S. Ct. 1989); In re H&B Carriers Inc., No. 87-09-28-01 (Utah Sec. Adv. Bd, Apr. 15, 1988) aff'd No. 88-5900053 (3d Dist. Ct. Sept 10, 1990) aff'd sub nom
Capital General Corp. v. Utah Dep't of Business Reg., Case No 91-197 (Utah Ct. App. February 10, 1992.) All of the remaining companies listed above were parties to the H&B Carriers order.

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

                          Name and address                                     Amount of                 Percent
Title of class            of beneficial owner                                  beneficial ownership      of class
--------------            -------------------                                  --------------------      --------
Common Stock              Capital General Corporation(1,2)                     920,400                   92.04%
                          3098 So. Highland Drive, Suite 460
                          Salt Lake City, Utah  84106

Common Stock              Krista  Nielson(1,2)                                  40,000                    4.00%
                          3098 So. Highland Drive, Suite 460
                          Salt Lake City, Utah  84106

Common Stock              All Officers and
                          Directors as a Group(2)                              970,400                   97.04%


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

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         Financial Statements and Financial Statement Schedules.
         -------------------------------------------------------
         Financial Statements - December 31, 1997, 1996 and 1995.

         Reports on Form 8-K.
         --------------------
         There were no reports on Form 8-K filed during the fourth quarter of 1997.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              MICRO-ECONOMICS, INC.



Date: July 21, 1999               By: s\Krista Nielson
                                     -------------------------------------------
                                     Krista Nielson, President, CEO and Director



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: July 21, 1999               By: s\Krista Nielson
                                     -------------------------------------------
                                     Krista Nielson, President, CEO and Director



Date: July 21, 1999               By: s\Sasha Belliston
                                     -------------------------------------------
                                     Sasha Belliston, Secretary/Treasurer, CFO
                                         and Director

                                 SMITH & COMPANY
           A PROFESSIONAL CORPORATION OF CERTIFIED PUBLIC ACCOUNTANTS

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Micro-Economics, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Micro-Economics, Inc. (a development stage company) as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 1997, 1996 and 1995, and for the period of March 14, 1990 (date of inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micro-Economics, Inc. (a development stage company) as of December 31, 1997 and 1996, and the results of its operations, changes in stockholders' deficit, and its cash flows for the years ended December 31, 1997, 1996 and 1995, and for the period of March 14, 1990 (date of inception) to December 31, 1997, in conformity with generally accepted accounting principles.



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



                               MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                                   December 31,
                                                                            1997                   1996
                                                                           ------                 ------
             ASSETS
             ------
CURRENT ASSETS
         Cash in bank                                                      $    0                 $    0
                                                                           ------                 ------

                      TOTAL CURRENT ASSETS                                      0                      0
                                                                           ------                 ------

                                                                           $    0                 $    0
                                                                           ======                 ======

             LIABILITIES & EQUITY (DEFICIT)
             ------------------------------

CURRENT LIABILITIES
         Accounts payable                                                  $  666                 $  627
                                                                           ------                 ------
                 TOTAL CURRENT LIABILITIES                                    666                    627

STOCKHOLDERS' EQUITY (DEFICIT)
          Common Stock $.001 par value:
          Authorized - 25,000,000 shares
          Issued and outstanding 1,000,000 shares                           1,000                  1,000
         Deficit accumulated during the development stage                  (1,666)                (1,627)
                                                                           ------                 ------

                TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                         (666)                  (627)
                                                                           ------                 ------

                                                                           $    0                 $    0
                                                                           ======                 ======


See Notes to Financial Statements.



                               MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                           3/14/90
                                                                                                          (Date of
                                                            Years Ended December 31,                    inception) to
                                                   1997                1996               1995             12/31/97
                                                ---------           ---------          ---------          ---------
Net sales                                       $       0           $       0          $       0          $       0
Cost of sales                                           0                   0                  0                  0
                                                ---------           ---------          ---------          ---------

                      GROSS PROFIT                      0                   0                  0                  0


General & administrative expenses                      39                 627                  0              1,666
                                                ---------           ---------          ---------          ---------

                          NET LOSS              $     (39)          $    (627)         $       0          $  (1,666)
                                                =========           =========          =========          =========


Net income (loss) per weighted average share    $    (.00)          $    (.00)         $     .00
                                                =========           =========          =========


Weighted average number of common shares
 used to compute net income (loss) per
 weighted average share                         1,000,000           1,000,000          1,000,000
                                                =========           =========          =========


See Notes to Financial Statements.

                               MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                        Deficit
                                                                                                      Accumulated
                                                       Common Stock                  Additional         During             Stock
                                                     Par Value $0.001                  Paid-In         Development      Subscription
                                                 Shares             Amount             Capital           Stage           Receivable
                                                 -------------------------            ---------        ---------         ----------
Balances at 3/14/90 (Date of inception)                  0       $       0            $       0        $       0         $        0
  Issuance of common stock (restricted)
     at $.001 per share at 3/14/90               1,000,000           1,000                                                   (1,000)
         Net income for period                                                                                 0
                                                 ---------       ---------            ---------        ---------         ----------
Balances at 12/31/90                             1,000,000           1,000                    0                0             (1,000)
  Cash paid for stock subscription                                                                                            1,000
         Net loss for year                                                                                (1,000)
                                                 ---------       ---------            ---------        ---------         ----------
Balances at 12/31/91                             1,000,000           1,000                    0           (1,000)                 0
         Net income for year                                                                                   0
                                                 ---------       ---------            ---------        ---------         ----------
Balances at 12/31/92                             1,000,000           1,000                    0           (1,000)                 0
         Net income for year                                                                                   0
                                                 ---------       ---------            ---------        ---------         ----------
Balances at 12/31/93                             1,000,000           1,000                    0           (1,000)                 0
         Net income for year                                                                                   0
                                                 ---------       ---------            ---------        ---------         ----------
Balances at 12/31/94                             1,000,000           1,000                    0           (1,000)                 0
         Net income for year                                                                                   0
                                                 ---------       ---------            ---------        ---------         ----------
Balances at 12/31/95                             1,000,000           1,000                    0           (1,000)                 0
   Stock sold (restricted) at $5.00
     per share 1/10/96                              20,000              20               99,980
   Stock cancelled 12/31/96                        (20,000)            (20)             (99,980)
         Net loss for year                                                                                  (627)
                                                 ---------       ---------            ---------        ---------         ----------
Balances at 12/31/96                             1,000,000           1,000                    0           (1,627)                 0
         Net loss for year                                                                                   (39)
                                                 ---------       ---------            ---------        ---------         ----------
Balances at 12/31/97                             1,000,000       $   1,000            $       0        $  (1,666)        $        0
                                                 =========       =========            =========        =========         ==========



See Notes to Financial Statements.



                               MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                                                                              3/14/90
                                                                                                             (Date of
                                                                 Years Ended December 31,                  Inception) to
                                                        1997               1996              1995            12/31/97
                                                     ----------         ----------        ----------       -------------
OPERATING ACTIVITIES
         Net income (loss)                         $          (39)     $        (627)   $            0    $       (1,666)
         Changes in assets and liabilities:
           Accounts payable                                    39                627                 0               666
                                                   --------------     --------------    --------------    --------------

                          NET CASH USED BY
                      OPERATING ACTIVITIES                      0                  0                 0            (1,000)

INVESTING ACTIVITIES                                            0                  0                 0                 0
                                                   --------------     --------------    --------------    --------------

                          NET CASH USED BY
                      INVESTING ACTIVITIES                      0                  0                 0                 0

FINANCING ACTIVITIES
         Proceeds from sale of common stock                     0                  0                 0             1,000
                                                   --------------     --------------    --------------    --------------

                      NET CASH PROVIDED BY
                      FINANCING ACTIVITIES                      0                  0                 0             1,000
                                                   --------------     --------------    --------------    --------------

                          INCREASE IN CASH
                      AND CASH EQUIVALENTS                      0                  0                 0                 0

         Cash and cash equivalents
         at beginning of year                                   0                  0                 0                 0
                                                   --------------     --------------    --------------    --------------

                   CASH & CASH EQUIVALENTS
                            AT END OF YEAR         $            0     $            0    $            0    $            0
                                                   ==============     ==============    ==============    ==============



See Notes to Financial Statements.

                               MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


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

         At December 31, 1997 a deferred tax asset has not been recorded due to the Company's lack of operations to provide income to use the net operating loss carryover of $1,666 which expires as follows:

         Year Ended              Expires                            Amount

         December 31, 1991       December 31, 2006              $    1,000
         December 31, 1996       December 31, 2011                     627
         December 31, 1997       December 31, 2012                      39
                                                                ----------
                                                                $    1,666
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

NOTE 5:  1996 ACTIVITY AND SUBSEQUENT EVENTS
         -----------------------------------
         In January 1996, there was a change in control of the Company. The new officers and directors attempted to establish business operations in Australia. The efforts were not successful and the transaction effecting the change in control was rescinded. Subsequent to December 31, 1997, current management retained a lawyer to search for liabilities, liens, and judgements against the Company in Australia. The search revealed no liabilities, liens, or other legal items recorded against the Company.