Form 10-Q
period 1998-06-30
MICRO ECONOMICS INC
filed 1999-08-05
CIK 894552

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 1998, are not necessarily indicative of the results that can be expected for the year ending December 31, 1998.


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




                               MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                       6/30/98               12/31/97
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
                                                                     ===========            ===========







                               MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                                       3/14/90
                                                                                                                      (Date of
                                                          Three months ended                Six months ended        inception) to
                                                       6/30/98         6/30/97         6/30/98         6/30/97         6/30/98
                                                     -----------     -----------     -----------     -----------     -----------
Net sales                                            $         0     $         0     $         0     $         0     $         0
Cost of sales                                                  0               0               0               0               0
                                                     -----------     -----------     -----------     -----------     -----------
                       GROSS PROFIT                            0               0               0               0               0

General & administrative expenses                              0              10               0              39           1,666
                                                     -----------     -----------      ----------     -----------     -----------


                           NET LOSS                  $         0     $       (10)    $         0     $       (39)    $    (1,666)
                                                     ===========     ===========     ===========     ===========     ===========

Net income (loss) per weighted average share         $       .00     $      (.00)    $       .00     $      (.00)
                                                     ===========     ===========     ===========     ===========

Weighted average number of common shares
 used to compute net income (loss) per
 weighted average share                                1,000,000       1,000,000       1,000,000       1,000,000
                                                     ===========     ===========     ===========     ===========






                               MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                    Common Stock               Additional                         Stock
                                                   Par Value $.001              Paid-in         Retained       Subscription
                                                 Shares         Amount          Capital          Deficit        Receivable
                                               ---------      ---------       ----------       -----------      ----------
Balances at 3/14/90 (Date of inception)                0      $       0       $        0       $         0      $        0
  Issuance of common stock (restricted)
   at $.001 per share at 3/14/90               1,000,000          1,000                                             (1,000)
  Net loss for period                                                                                    0
                                               ---------      ---------       ----------       -----------      ----------
Balances at 12/31/90                           1,000,000          1,000                0                 0          (1,000)
 Cash paid for stock subscription                                                                                    1,000
  Net loss for year                                                                                 (1,000)
                                               ---------      ---------       ----------       -----------      ----------
Balances at 12/31/91                           1,000,000          1,000                0            (1,000)              0
  Net income for year                                                                                    0
                                               ---------      ---------       ----------       -----------      ----------
Balances at 12/31/92                           1,000,000          1,000                0            (1,000)              0
  Net income for year                                                                                    0
                                               ---------      ---------       ----------       -----------      ----------
Balances at 12/31/93                           1,000,000          1,000                0            (1,000)              0
  Net income for year                                                                                    0
                                               ---------      ---------       ----------       -----------      ----------
Balances at 12/31/94                           1,000,000          1,000                0            (1,000)              0
  Net income for year                                                                                    0
                                               ---------      ---------       ----------       -----------      ----------
Balances at 12/31/95                           1,000,000          1,000                0            (1,000)              0
  Stock sold (restricted) at $5.00
    per share 1/10/96                             20,000             20           99,980
  Stock cancelled 12/31/96                       (20,000)           (20)         (99,980)
  Net loss for year                                                                                   (627)
                                               ---------      ---------       ----------       -----------      ----------
Balances at 12/31/96                           1,000,000          1,000                0            (1,627)              0
  Net loss for year                                                                                    (39)
                                               ---------      ---------       ----------       -----------      ----------
Balances at 12/31/97                           1,000,000          1,000                0            (1,666)              0
  Net income for period                                                                                  0
                                               ---------      ---------       ----------       -----------      ----------
Balances at 6/30/98                            1,000,000      $   1,000       $        0       $    (1,666)     $        0
                                               =========      =========       ==========       ===========      ==========



                                      F-3




                               MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS




                                                                                                                       3/14/90
                                                                                                                      (Date of
                                                          Three months ended                Six months ended        inception) to
                                                       6/30/98         6/30/97         6/30/98         6/30/97         6/30/98
                                                     -----------     -----------     -----------     -----------     -----------
OPERATING ACTIVITIES
        Net income (loss)                            $         0     $       (10)    $         0     $       (39)    $    (1,666)
        Changes in assets and liabilities:
         Accounts payable                                      0              10               0              39             666
                                                     -----------     -----------     -----------     -----------     -----------

                           NET CASH USED BY
                       OPERATING ACTIVITIES                    0               0               0               0          (1,000)

INVESTING ACTIVITIES                                           0               0               0               0               0
                                                     -----------     -----------     -----------     -----------     -----------

                          NET CASH USED BY
                      INVESTING ACTIVITIES                     0               0               0               0               0

FINANCING ACTIVITIES
        Proceeds from sale of common stock                     0               0               0               0           1,000
                                                     -----------     -----------     -----------     -----------     -----------

                      NET CASH PROVIDED BY
                      FINANCING ACTIVITIES                     0               0               0               0           1,000
                                                     -----------     -----------     -----------     -----------     -----------

                          INCREASE IN CASH
                      AND CASH EQUIVALENTS                     0               0               0               0               0

        Cash and cash equivalents
        at beginning of year                                   0               0               0               0               0
                                                     -----------     -----------     -----------     -----------     -----------

                   CASH & CASH EQUIVALENTS
                          AT END OF PERIOD           $         0     $         0     $         0     $         0     $         0
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