Form 10-K405
period 1998-12-31
MICRO ECONOMICS INC
filed 1999-08-05
CIK 894552

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1998

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

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to the Company's security holders for a vote during the fiscal year ending December 31, 1998.

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

ITEM 6.  Selected Financial Data.

                              MICRO-ECONOMICS, INC.
                              SUMMARY OF OPERATIONS
                                  DECEMBER 1998

                               1998              1997             1996            1995             1994
                               ----              ----             ----            ----             ----
Total Assets.............         0                 0                0               0                0
Revenues.................         0                 0                0               0                0
Operating Expenses.......         0                39              627               0                0
  Net Earnings (Loss)....         0               (39)            (627)              0                0
Per Share Data
  Earnings (Loss).......          0                 0                0               0                0
Average Common Shares
  Outstanding.....             1,000,000         1,000,000        1,000,000        1,000,000        1,000,000

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

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         Financial Statements and Financial Statement Schedules.
         -------------------------------------------------------
         Financial Statements - December 31, 1998, 1997 and 1996.

         Reports on Form 8-K.
         --------------------
         There were no reports on Form 8-K filed during the fourth quarter of 1998.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              MICRO-ECONOMICS, INC.



Date: July 29, 1999               By: s\Krista Nielson
                                     -------------------------------------------
                                     Krista Nielson, President, CEO and Director



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: July 29, 1999               By: s\Krista Nielson
                                     -------------------------------------------
                                     Krista Nielson, President, CEO and Director



Date: July 29, 1999               By: s\Sasha Belliston
                                     -------------------------------------------
                                     Sasha Belliston, Secretary/Treasurer, CFO
                                         and Director

                                 SMITH & COMPANY
           A PROFESSIONAL CORPORATION OF CERTIFIED PUBLIC ACCOUNTANTS

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Micro-Economics, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Micro-Economics, Inc. (a development stage company) as of December 31, 1998 and 1997, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 1998, 1997 and 1996, and for the period of March 14, 1990 (date of inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micro-Economics, Inc. (a development stage company) as of December 31, 1998 and 1997, and the results of its operations, changes in stockholders' deficit, and its cash flows for the years ended December 31, 1998, 1997 and 1996, and for the period of March 14, 1990 (date of inception) to December 31, 1998, in conformity with generally accepted accounting principles.



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



                               MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                                   December 31,
                                                                            1998                   1997
                                                                           ------                 ------
             ASSETS
             ------
CURRENT ASSETS
         Cash in bank                                                      $    0                 $    0
                                                                           ------                 ------

                      TOTAL CURRENT ASSETS                                      0                      0
                                                                           ------                 ------

                                                                           $    0                 $    0
                                                                           ======                 ======

             LIABILITIES & EQUITY (DEFICIT)
             ------------------------------

CURRENT LIABILITIES
         Accounts payable                                                  $  666                 $  666
                                                                           ------                 ------
                 TOTAL CURRENT LIABILITIES                                    666                    666

STOCKHOLDERS' EQUITY (DEFICIT)
          Common Stock $.001 par value:
          Authorized - 25,000,000 shares
          Issued and outstanding 1,000,000 shares                           1,000                  1,000
         Deficit accumulated during the development stage                  (1,666)                (1,666)
                                                                           ------                 ------

                TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                         (666)                  (666)
                                                                           ------                 ------

                                                                           $    0                 $    0
                                                                           ======                 ======


See Notes to Financial Statements.



                               MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                           3/14/90
                                                                                                          (Date of
                                                            Years Ended December 31,                    inception) to
                                                   1998                1997               1996             12/31/98
                                                ---------           ---------          ---------          ---------
Net sales                                       $       0           $       0          $       0          $       0
Cost of sales                                           0                   0                  0                  0
                                                ---------           ---------          ---------          ---------

                      GROSS PROFIT                      0                   0                  0                  0


General & administrative expenses                       0                  39                627              1,666
                                                ---------           ---------          ---------          ---------

                          NET LOSS              $       0           $     (39)         $    (627)         $  (1,666)
                                                =========           =========          =========          =========


Net income (loss) per weighted average share    $     .00           $    (.00)         $    (.00)
                                                =========           =========          =========


Weighted average number of common shares
 used to compute net income (loss) per
 weighted average share                         1,000,000           1,000,000          1,000,000
                                                =========           =========          =========


See Notes to Financial Statements.

                               MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                        Deficit
                                                                                                      Accumulated
                                                       Common Stock                  Additional         During             Stock
                                                     Par Value $0.001                  Paid-In         Development      Subscription
                                                 Shares             Amount             Capital           Stage           Receivable
                                                 -------------------------            ---------        ---------         ----------
Balances at 3/14/90 (Date of inception)                  0       $       0            $       0        $       0         $        0
  Issuance of common stock (restricted)
     at $.001 per share at 3/14/90               1,000,000           1,000                                                   (1,000)
         Net income for period                                                                                 0
                                                 ---------       ---------            ---------        ---------         ----------
Balances at 12/31/90                             1,000,000           1,000                    0                0             (1,000)
  Cash paid for stock subscription                                                                                            1,000
         Net loss for year                                                                                (1,000)
                                                 ---------       ---------            ---------        ---------         ----------
Balances at 12/31/91                             1,000,000           1,000                    0           (1,000)                 0
         Net income for year                                                                                   0
                                                 ---------       ---------            ---------        ---------         ----------
Balances at 12/31/92                             1,000,000           1,000                    0           (1,000)                 0
         Net income for year                                                                                   0
                                                 ---------       ---------            ---------        ---------         ----------
Balances at 12/31/93                             1,000,000           1,000                    0           (1,000)                 0
         Net income for year                                                                                   0
                                                 ---------       ---------            ---------        ---------         ----------
Balances at 12/31/94                             1,000,000           1,000                    0           (1,000)                 0
         Net income for year                                                                                   0
                                                 ---------       ---------            ---------        ---------         ----------
Balances at 12/31/95                             1,000,000           1,000                    0           (1,000)                 0
   Stock sold (restricted) at $5.00
     per share 1/10/96                              20,000              20               99,980
   Stock cancelled 12/31/96                        (20,000)            (20)             (99,980)
         Net loss for year                                                                                  (627)
                                                 ---------       ---------            ---------        ---------         ----------
Balances at 12/31/96                             1,000,000           1,000                    0           (1,627)                 0
         Net loss for year                                                                                   (39)
                                                 ---------       ---------            ---------        ---------         ----------
Balances at 12/31/97                             1,000,000           1,000                    0           (1,666)                 0
         Net income for year                                                                                   0
                                                 ---------       ---------            ---------        ---------         ----------
Balances at 12/31/98                             1,000,000       $   1,000            $       0        $  (1,666)        $        0
                                                 =========       =========            =========        =========         ==========



See Notes to Financial Statements.



                               MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                                                                              3/14/90
                                                                                                             (Date of
                                                                 Years Ended December 31,                  Inception) to
                                                        1998               1997              1996            12/31/98
                                                     ----------         ----------        ----------       -------------
OPERATING ACTIVITIES
         Net income (loss)                         $            0     $          (39)   $         (627)   $       (1,666)
         Changes in assets and liabilities:
           Accounts payable                                     0                 39               627               666
                                                   --------------     --------------    --------------    --------------

                          NET CASH USED BY
                      OPERATING ACTIVITIES                      0                  0                 0            (1,000)

INVESTING ACTIVITIES                                            0                  0                 0                 0
                                                   --------------     --------------    --------------    --------------

                          NET CASH USED BY
                      INVESTING ACTIVITIES                      0                  0                 0                 0

FINANCING ACTIVITIES
         Proceeds from sale of common stock                     0                  0                 0             1,000
                                                   --------------     --------------    --------------    --------------

                      NET CASH PROVIDED BY
                      FINANCING ACTIVITIES                      0                  0                 0             1,000
                                                   --------------     --------------    --------------    --------------

                          INCREASE IN CASH
                      AND CASH EQUIVALENTS                      0                  0                 0                 0

         Cash and cash equivalents
         at beginning of year                                   0                  0                 0                 0
                                                   --------------     --------------    --------------    --------------

                   CASH & CASH EQUIVALENTS
                            AT END OF YEAR         $            0     $            0    $            0    $            0
                                                   ==============     ==============    ==============    ==============



See Notes to Financial Statements.

                               MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998


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

         At December 31, 1998 a deferred tax asset has not been recorded due to the Company's lack of operations to provide income to use the net operating loss carryover of $1,666 which expires as follows:

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

NOTE 5:  1996 ACTIVITY AND SUBSEQUENT EVENTS
         -----------------------------------
         In January 1996, there was a change in control of the Company. The new officers and directors attempted to establish business operations in Australia. The efforts were not successful and the transaction effecting the change in control was rescinded. Subsequent to December 31, 1998, current management retained a lawyer to search for liabilities, liens, and judgements against the Company in Australia. The search revealed no liabilities, liens, or other legal items recorded against the Company.