Form 10-Q
period 1999-03-31
MICRO ECONOMICS INC
filed 1999-08-06
CIK 894552

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

3098 SO. HIGHLAND DRIVE, SUITE 460
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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 1999, are not necessarily indicative of the results that can be expected for the year ending December 31, 1999.


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




                               MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                       3/31/99               12/31/98
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
                                                                     ===========            ===========







                               MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                       3/14/90
                                                          For the three months        (Date of
                                                            ended March 31,         inception) to
                                                         1999            1998          3/31/99
                                                      Unaudited       Unaudited       Unaudited
                                                    ------------    ------------    ------------

Net sales                                           $          0    $          0    $          0
Cost of sales                                                  0               0               0
                                                    ------------    ------------    ------------

                       GROSS PROFIT                            0               0               0

General & administrative expenses                              0               0           1,666
                                                    ------------    ------------    ------------



                           NET LOSS                 $          0    $          0    $     (1,666)
                                                    ============    ============    ============
Net income (loss) per weighted average share        $        .00    $        .00
                                                    ============    ============

Weighted average number of common shares
 used to compute net income (loss) per
 weighted average share                                1,000,000       1,000,000
                                                    ============    ============






                               MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                    Common Stock               Additional                         Stock
                                                   Par Value $.001              Paid-in         Retained       Subscription
                                                 Shares         Amount          Capital          Deficit        Receivable
                                               ---------      ---------       ----------       -----------      ----------
Balances at 3/14/90 (Date of inception)                0      $       0       $        0       $         0      $        0
  Issuance of common stock (restricted)
   at $.001 per share at 3/14/90               1,000,000          1,000                                             (1,000)
  Net loss for period                                                                                    0
                                               ---------      ---------       ----------       -----------      ----------
Balances at 12/31/90                           1,000,000          1,000                0                 0          (1,000)
 Cash paid for stock subscription                                                                                    1,000
  Net loss for year                                                                                 (1,000)
                                               ---------      ---------       ----------       -----------      ----------
Balances at 12/31/91                           1,000,000          1,000                0            (1,000)              0
  Net income for year                                                                                    0
                                               ---------      ---------       ----------       -----------      ----------
Balances at 12/31/92                           1,000,000          1,000                0            (1,000)              0
  Net income for year                                                                                    0
                                               ---------      ---------       ----------       -----------      ----------
Balances at 12/31/93                           1,000,000          1,000                0            (1,000)              0
  Net income for year                                                                                    0
                                               ---------      ---------       ----------       -----------      ----------
Balances at 12/31/94                           1,000,000          1,000                0            (1,000)              0
  Net income for year                                                                                    0
                                               ---------      ---------       ----------       -----------      ----------
Balances at 12/31/95                           1,000,000          1,000                0            (1,000)              0
  Stock sold (restricted) at $5.00
    per share 1/10/96                             20,000             20           99,990
  Stock cancelled 12/31/96                       (20,000)           (20)         (99,990)
  Net loss for year                                                                                   (627)
                                               ---------      ---------       ----------       -----------      ----------
Balances at 12/31/96                           1,000,000          1,000                0            (1,627)              0
  Net loss for year                                                                                    (39)
                                               ---------      ---------       ----------       -----------      ----------
Balances at 12/31/97                           1,000,000          1,000                0            (1,666)              0
  Net income for year                                                                                    0
                                               ---------      ---------       ----------       -----------      ----------
Balances at 12/31/98                           1,000,000          1,000                0            (1,666)              0
  Net income for period                                                                                  0
                                               ---------      ---------       ----------       -----------      ----------
Balances at 3/31/99                            1,000,000      $   1,000       $        0       $    (1,666)     $        0
                                               =========      =========       ==========       ===========      ==========



                                      F-3




                               MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                                                                               3/14/90
                                                                     For the three months                     (Date of
                                                                       ended March 31,                      inception) to
                                                               1999                     1998                   3/31/99
                                                             Unaudited                Unaudited               Unaudited
                                                           -------------            -------------           -------------
OPERATING ACTIVITIES
        Net income (loss)                                  $           0            $           0           $      (1,666)
        Changes in assets and liabilities:
         Accounts payable                                              0                        0                     666
                                                           -------------            -------------           -------------

                           NET CASH USED BY
                       OPERATING ACTIVITIES                            0                        0                  (1,000)

INVESTING ACTIVITIES                                                   0                        0                       0
                                                           -------------            -------------           -------------

                          NET CASH USED BY
                      INVESTING ACTIVITIES                             0                        0                       0

FINANCING ACTIVITIES
        Proceeds from sale of common stock                             0                        0                   1,000
                                                           -------------            -------------           -------------

                      NET CASH PROVIDED BY
                      FINANCING ACTIVITIES                             0                        0                   1,000
                                                           -------------            -------------           -------------

                          INCREASE IN CASH
                      AND CASH EQUIVALENTS                             0                        0                       0

        Cash and cash equivalents
        at beginning of year                                           0                        0                       0
                                                           -------------            -------------           -------------

                   CASH & CASH EQUIVALENTS
                          AT END OF PERIOD                 $           0            $           0           $           0
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