Form 10-Q
period 1999-06-30
MICRO ECONOMICS INC
filed 1999-08-06
CIK 894552

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                          Outstanding as of July, 1999
------------------------------------         ----------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                 1,000,000 SHARES

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 1999, are not necessarily indicative of the results that can be expected for the year ending December 31, 1999.


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




                               MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                       6/30/99               12/31/98
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
                                                                     ===========            ===========







                               MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                                       3/14/90
                                                                                                                      (Date of
                                                          Three months ended                Six months ended        inception) to
                                                       6/30/99         6/30/98         6/30/99         6/30/98         6/30/99
                                                     -----------     -----------     -----------     -----------     -----------
Net sales                                            $         0     $         0     $         0     $         0     $         0
Cost of sales                                                  0               0               0               0               0
                                                     -----------     -----------     -----------     -----------     -----------
                       GROSS PROFIT                            0               0               0               0               0

General & administrative expenses                              0               0               0               0           1,666
                                                     -----------     -----------      ----------     -----------     -----------


                           NET LOSS                  $         0     $         0     $         0     $         0     $    (1,666)
                                                     ===========     ===========     ===========     ===========     ===========

Net income (loss) per weighted average share         $       .00     $       .00     $       .00     $       .00
                                                     ===========     ===========     ===========     ===========

Weighted average number of common shares
 used to compute net income (loss) per
 weighted average share                                1,000,000       1,000,000       1,000,000       1,000,000
                                                     ===========     ===========     ===========     ===========






                               MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                    Common Stock               Additional                         Stock
                                                   Par Value $.001              Paid-in         Retained       Subscription
                                                 Shares         Amount          Capital          Deficit        Receivable
                                               ---------      ---------       ----------       -----------      ----------
Balances at 3/14/90 (Date of inception)                0      $       0       $        0       $         0      $        0
  Issuance of common stock (restricted)
   at $.001 per share at 3/14/90               1,000,000          1,000                                             (1,000)
  Net loss for period                                                                                    0
                                               ---------      ---------       ----------       -----------      ----------
Balances at 12/31/90                           1,000,000          1,000                0                 0          (1,000)
 Cash paid for stock subscription                                                                                    1,000
  Net loss for year                                                                                 (1,000)
                                               ---------      ---------       ----------       -----------      ----------
Balances at 12/31/91                           1,000,000          1,000                0            (1,000)              0
  Net income for year                                                                                    0
                                               ---------      ---------       ----------       -----------      ----------
Balances at 12/31/92                           1,000,000          1,000                0            (1,000)              0
  Net income for year                                                                                    0
                                               ---------      ---------       ----------       -----------      ----------
Balances at 12/31/93                           1,000,000          1,000                0            (1,000)              0
  Net income for year                                                                                    0
                                               ---------      ---------       ----------       -----------      ----------
Balances at 12/31/94                           1,000,000          1,000                0            (1,000)              0
  Net income for year                                                                                    0
                                               ---------      ---------       ----------       -----------      ----------
Balances at 12/31/95                           1,000,000          1,000                0            (1,000)              0
  Stock sold (restricted) at $5.00
    per share 1/10/96                             20,000             20           99,990
  Stock cancelled 12/31/96                       (20,000)           (20)         (99,990)
  Net loss for year                                                                                   (627)
                                               ---------      ---------       ----------       -----------      ----------
Balances at 12/31/96                           1,000,000          1,000                0            (1,627)              0
  Net loss for year                                                                                    (39)
                                               ---------      ---------       ----------       -----------      ----------
Balances at 12/31/97                           1,000,000          1,000                0            (1,666)              0
  Net income for year                                                                                    0
                                               ---------      ---------       ----------       -----------      ----------
Balances at 12/31/98                           1,000,000          1,000                0            (1,666)              0
  Net income for period                                                                                  0
                                               ---------      ---------       ----------       -----------      ----------
Balances at 6/30/99                            1,000,000      $   1,000       $        0       $    (1,666)     $        0
                                               =========      =========       ==========       ===========      ==========



                                      F-3




                               MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS




                                                                                                                       3/14/90
                                                                                                                      (Date of
                                                          Three months ended                Six months ended        inception) to
                                                       6/30/99         6/30/98         6/30/99         6/30/98         6/30/99
                                                     -----------     -----------     -----------     -----------     -----------
OPERATING ACTIVITIES
        Net income (loss)                            $         0     $         0     $         0     $         0     $    (1,666)
        Changes in assets and liabilities:
         Accounts payable                                      0               0               0               0             666
                                                     -----------     -----------     -----------     -----------     -----------

                           NET CASH USED BY
                       OPERATING ACTIVITIES                    0               0               0               0          (1,000)

INVESTING ACTIVITIES                                           0               0               0               0               0
                                                     -----------     -----------     -----------     -----------     -----------

                          NET CASH USED BY
                      INVESTING ACTIVITIES                     0               0               0               0               0

FINANCING ACTIVITIES
        Proceeds from sale of common stock                     0               0               0               0           1,000
                                                     -----------     -----------     -----------     -----------     -----------

                      NET CASH PROVIDED BY
                      FINANCING ACTIVITIES                     0               0               0               0           1,000
                                                     -----------     -----------     -----------     -----------     -----------

                          INCREASE IN CASH
                      AND CASH EQUIVALENTS                     0               0               0               0               0

        Cash and cash equivalents
        at beginning of year                                   0               0               0               0               0
                                                     -----------     -----------     -----------     -----------     -----------

                   CASH & CASH EQUIVALENTS
                          AT END OF PERIOD           $         0     $         0     $         0     $         0     $         0
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