Form 10-K405
period 1999-12-31
MICRO ECONOMICS INC
filed 2000-03-29
CIK 894552

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ------- to -------

     Commission File No. 33-55254-36

                             MICRO-ECONOMICS, INC.
             (Exact name of Registrant as specified in its charter)

       NEVADA                                           87-0485314
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                    Identification Number)

1800 E. SAHARA AVENUE, SUITE 107
LAS VEGAS, NEVADA                                         89104
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

As of March 2000, there is no aggregate market value of the voting stock held by non-affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding as of March, 2000
$.001 PAR VALUE CLASS A COMMON STOCK                   1,000,000 SHARES

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

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to the Company's security holders for a vote during the fiscal year ending December 31, 1999.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         There currently is not a trading market for the Company's $.001 par value common stock nor has there been a trading market for the Company's stock since its inception.

         As of March 2000, there were 379 record holders of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

ITEM 6.  Selected Financial Data.

                              MICRO-ECONOMICS, INC.
                              SUMMARY OF OPERATIONS
                                  DECEMBER 1999

                               1999              1998             1997            1996             1995
                               ----              ----             ----            ----             ----
Total Assets.............         0                 0                0               0                0
Revenues.................         0                 0                0               0                0
Operating Expenses.......         0                 0               39             627                0
  Net Earnings (Loss)....         0                 0              (39)           (627)               0
Per Share Data
  Earnings (Loss).......          0                 0                0               0                0
Average Common Shares
  Outstanding.....             1,000,000         1,000,000        1,000,000        1,000,000        1,000,000


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

         As of March, 2000, the Company has no liquidity and no presently available capital resources, such as credit lines, guarantees, etc. and should a merger or acquisition prove unsuccessful, it is possible that the Company may be dissolved by the State of Nevada for failing to file reports, at which point the Company would no longer be a viable corporation under Nevada law and would be unable to function as a legal entity. Should management decide not to further pursue its acquisition activities, management may abandon its activities and the shares of the Company would become worthless. However, the Company's officers, directors and major shareholder, have made an oral undertaking to make loans to the Company in amounts sufficient to enable it to satisfy its reporting requirements and other obligations incumbent on it as a public company, and to commence, on a limited basis, the process of investigating possible merger and acquisition candidates. The Company's status as a publicly-held corporation may enhance its ability to locate potential business ventures. The loans will be interest free and are intended to be repaid at a future date, if or when the Company shall have received sufficient funds through any business acquisition. The loans are intended to provide for the payment of filing fees, professional fees, printing and copying fees and other miscellaneous fees.

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

         Since the Company is not engaged in any business or other operations at the present time, management has determined that Year 2000 issues will not materially affect the Company. In addition, the Company does not own, lease, or operate any computers, and it doesn't rely on information, processes, accounts, or anything generated from others by computers. The Company has no business relations with other persons or entities whose potential year 2000 issues could have any effect on the Company. The Company did not experience any problems or difficulties coming into the year 2000.

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

Name                               Age      Position
Krista Nielson                     37       President, Director

Sasha Belliston                    27       Secretary/Treasurer, Director

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

         SASHA BELLISTON, has been Director of the Company since July 1998, and in addition to her management position with the Company, she has been Vice President of Capital General since April, 1997 and Secretary of Capital General since May, 1999. For the past five years, Ms. Belliston has devoted her time primarily as a cosmetologist and homemaker. Ms. Belliston serves as an officer and/or director in the following private corporations: Yeaman Enterprises, Inc. and Universal Associates, Inc., family holding companies, Four Star Ranch, Inc., a farmland development company, Argon Financial Corporation and Public Financial Corporation, investment companies. Ms. Belliston dedicates her time primarily to her role as President of Four Star Ranch and the farming activities in which Four Star Ranch engages.

         The management of Capital General is essentially the same as that of the Company and, as the Company's largest shareholder, Capital General exerts considerable influence in the election of the Company's officers and directors. Capital General is a private venture capital and financial consulting firm, incorporated in Utah in 1971. Capital General is not an investment company under The Investment Companies Act of 1940. Capital General is owned by Yeaman Enterprises, Inc., a private corporation which is, in turn, owned by the adult children of the family of David R. Yeaman (formerly an officer and director of the Company, Capital General and Yeaman Enterprises, Inc.). Sasha Belliston, Mr. Yeaman's daughter, is the principal shareholder of Yeaman Enterprises; Krista Nielson is also an officer and director of Yeaman Enterprises, Inc.

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

         None of the above directors of the Company is a director of any company subject to the requirements of Section 15(d) of the Exchange Act. None of the directors are directors or officers of any other company with a class of securities registered pursuant to Section 12 of the Exchange Act or the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

          On August 2, 1999,  the Securities  and Exchange Commission entered an
ORDER INSTITUTING PUBLIC ADMINISTRATIVE AND CEASE-AND-DESIST PROCEEDINGS PURSUANT TO SECTION 8A OF THE SECURITIES ACT OF 1933 AND SECTIONS 17A(c)(3)(A) AND 17A(c)(4)(C) OF THE SECURITIES EXCHANGE ACT OF 1934, In the matter of NATIONAL STOCK TRANSFER, INC., KRISTA CASTLETON NIELSEN and ROGER LEE GREER, Respondents, Administrative Proceeding File No. 3-9949. In this proceeding the Commission's Division of Enforcement has alleged that Krista Nielson, president and director of the Company, in June of 1995 while she was president of National Stock Transfer, Inc., willfully aided and abetted Robert G. Weeks and PanWorld Minerals International, Inc. in committing violations of Sections 5(a) and 5(c) of the Securities Act of 1933 by causing National Stock Transfer, Inc., PanWorld's transfer agent, to issue free-trading shares of PanWorld to a United States resident contrary to Regulation S, National Stock Transfer, Inc.'s operating procedures, and advice of counsel. Ms. Nielson filed a written answer denying the above allegations. A hearing has been set at Commission Offices in Salt Lake City, Utah on May 24, 2000 to determine if the allegations of the Division of Enforcement are true and if so whether Respondents should be ordered to cease and desist from causing violations of the aforementioned sections of the Securities Act, whether money penalties should be assessed, and what other remedies may be appropriate.

         In 1997 in the United States District Court for the Eastern District of Pennsylvania, a former officer and director of the Company, David R. Yeaman, was convicted of conspiracy, wire fraud and securities fraud and sentenced to 14 months imprisonment, fined $20,000.00, and subjected to supervised release for three years following the prison term during which time he is required to not commit another crime, not engage in the securities and insurance industries, and various other standard conditions of supervised release. After serving ten months of the prison term he was transferred on January 8, 1999 to a half way house in Salt Lake City, Utah and he thereafter was released March 5, 1999. In the interim the government successfully appealed his sentence and fine, and as a result he is scheduled to be resentenced on April 10, 2000, at which time it is expected that the government will urge the court to impose additional prison time, a higher fine and restitution.

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

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of March, 2000 information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and directors as a group.

                          Name and address                                     Amount of                 Percent
Title of class            of beneficial owner                                  beneficial ownership      of class
--------------            -------------------                                  --------------------      --------
Common Stock              Capital General Corporation(1,2)                     920,400                   92.04%
                          8661 So. Highland Drive, #150
                          Sandy, Utah  84093

Common Stock              Krista  Nielson(1,2)                                  40,000                    4.00%
                          8661 So. Highland Drive, #150
                          Sandy, Utah  84093

Common Stock              All Officers and
                          Directors as a Group(2)                              960,400                   96.04%


  (1)Capital General Corporation, Krista Nielson, David R. Yeaman and Sasha Belliston may be deemed to be the Company's "parents" and "promoters," pursuant to the Rules and Regulations promulgated under the 1933 Act.

  (2)Capital General Corporation is a private corporation, owned by another private corporation, Yeaman Enterprises, Inc. The stockholders of Yeaman Enterprises are the adult children of the family of David Yeaman, who resigned as an officer and director of Capital General and Yeaman Enterprises in April, 1997. Sasha Belliston, Mr. Yeaman's daughter, is the principal shareholder of Yeaman Enterprises.

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

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         Financial Statements and Financial Statement Schedules.
         -------------------------------------------------------
         Financial Statements - December 31, 1999, 1998 and 1997.

         Reports on Form 8-K.
         --------------------
         There were no reports on Form 8-K filed during the fourth quarter of 1999.


                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              MICRO-ECONOMICS, INC.



Date: March 28, 2000               By: s\Krista Nielson
                                     -------------------------------------------
                                     Krista Nielson, President, CEO and Director



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 28, 2000               By: s\Krista Nielson
                                     -------------------------------------------
                                     Krista Nielson, President, CEO and Director



Date: March 28, 2000               By: s\Sasha Belliston
                                     -------------------------------------------
                                     Sasha Belliston, Secretary/Treasurer, CFO
                                         and Director

                                 SMITH & COMPANY
           A PROFESSIONAL CORPORATION OF CERTIFIED PUBLIC ACCOUNTANTS

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Micro-Economics, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Micro-Economics, Inc. (a development stage company) as of December 31, 1999 and 1998, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 1999, 1998 and 1997, and for the period of March 14, 1990 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micro-Economics, Inc. (a development stage company) as of December 31, 1999 and 1998, and the results of its operations, changes in stockholders' deficit, and its cash flows for the years ended December 31, 1999, 1998 and 1997, and for the period of March 14, 1990 (date of inception) to December 31, 1999, in conformity with generally accepted accounting principles.



                                              s\Smith & Company
                                              CERTIFIED PUBLIC ACCOUNTANTS


Salt Lake City, Utah
February 2, 2000

         10 West 100 South, Suite 700 . Salt Lake City, Utah 84101-1554
             Telephone: (801) 575-8297 . Facsimile: (801) 575-8306
                       E-mail: smith&co@smithandcocpa.com
          Members: American Institute of Certified Public Accountants
                Utah Association of Certified Public Accountants



                               MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                                   December 31,
                                                                            1999                   1998
                                                                           ------                 ------
             ASSETS
             ------
CURRENT ASSETS
         Cash in bank                                                      $    0                 $    0
                                                                           ------                 ------

                      TOTAL CURRENT ASSETS                                      0                      0
                                                                           ------                 ------

                                                                           $    0                 $    0
                                                                           ======                 ======

             LIABILITIES (DEFICIT)
             ------------------------------

CURRENT LIABILITIES
         Accounts payable                                                  $    0                 $  666
                                                                           ------                 ------
                 TOTAL CURRENT LIABILITIES                                      0                    666

STOCKHOLDERS' (DEFICIT)
          Common Stock $.001 par value:
           Authorized - 25,000,000 shares
           Issued and outstanding 1,000,000 shares                          1,000                  1,000
           Additional paid-in capital                                         666                      0
           Deficit accumulated during the development stage                (1,666)                (1,666)
                                                                           ------                 ------

                TOTAL STOCKHOLDERS' (DEFICIT)                                   0                   (666)
                                                                           ------                 ------

                                                                           $    0                 $    0
                                                                           ======                 ======


See Notes to Financial Statements.



                               MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                           3/14/90
                                                                                                          (Date of
                                                            Years Ended December 31,                    inception) to
                                                   1999                1998               1997             12/31/99
                                                ---------           ---------          ---------          ---------
Net sales                                       $       0           $       0          $       0          $       0
Cost of sales                                           0                   0                  0                  0
                                                ---------           ---------          ---------          ---------

                      GROSS PROFIT                      0                   0                  0                  0


General & administrative expenses                       0                   0                 39              1,666
                                                ---------           ---------          ---------          ---------

                          NET LOSS              $       0           $       0          $     (39)         $  (1,666)
                                                =========           =========          =========          =========


Net income (loss) per weighted average share    $     .00           $     .00          $    (.00)
                                                =========           =========          =========


Weighted average number of common shares
 used to compute net income (loss) per
 weighted average share                         1,000,000           1,000,000          1,000,000
                                                =========           =========          =========


See Notes to Financial Statements.

                               MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                        Deficit
                                                                                                      Accumulated
                                                       Common Stock                  Additional         During             Stock
                                                     Par Value $0.001                  Paid-In         Development      Subscription
                                                 Shares             Amount             Capital           Stage           Receivable
                                                 -------------------------            ---------        ---------         ----------
Balances at 3/14/90 (Date of inception)                  0       $       0            $       0        $       0         $        0
  Issuance of common stock (restricted)
     at $.001 per share at 3/14/90               1,000,000           1,000                                                   (1,000)
         Net income for period                                                                                 0
                                                 ---------       ---------            ---------        ---------         ----------
Balances at 12/31/90                             1,000,000           1,000                    0                0             (1,000)
  Cash paid for stock subscription                                                                                            1,000
         Net loss for year                                                                                (1,000)
                                                 ---------       ---------            ---------        ---------         ----------
Balances at 12/31/91                             1,000,000           1,000                    0           (1,000)                 0
         Net income for year                                                                                   0
                                                 ---------       ---------            ---------        ---------         ----------
Balances at 12/31/92                             1,000,000           1,000                    0           (1,000)                 0
         Net income for year                                                                                   0
                                                 ---------       ---------            ---------        ---------         ----------
Balances at 12/31/93                             1,000,000           1,000                    0           (1,000)                 0
         Net income for year                                                                                   0
                                                 ---------       ---------            ---------        ---------         ----------
Balances at 12/31/94                             1,000,000           1,000                    0           (1,000)                 0
         Net income for year                                                                                   0
                                                 ---------       ---------            ---------        ---------         ----------
Balances at 12/31/95                             1,000,000           1,000                    0           (1,000)                 0
   Stock sold (restricted) at $5.00
     per share 1/10/96                              20,000              20               99,980
   Stock cancelled 12/31/96                        (20,000)            (20)             (99,980)
         Net loss for year                                                                                  (627)
                                                 ---------       ---------            ---------        ---------         ----------
Balances at 12/31/96                             1,000,000           1,000                    0           (1,627)                 0
         Net loss for year                                                                                   (39)
                                                 ---------       ---------            ---------        ---------         ----------
Balances at 12/31/97                             1,000,000           1,000                    0           (1,666)                 0
         Net income for year                                                                                   0
                                                 ---------       ---------            ---------        ---------         ----------
Balances at 12/31/98                             1,000,000           1,000                    0           (1,666)                 0
         Capital contribution                                                               666
         Net income for year                                                                                   0
                                                 ---------       ---------            ---------        ---------         ----------
Balances at 12/31/99                             1,000,000       $   1,000            $     666        $  (1,666)        $        0
                                                 =========       =========            =========        =========         ==========



See Notes to Financial Statements.



                               MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                                                                              3/14/90
                                                                                                             (Date of
                                                                 Years Ended December 31,                  Inception) to
                                                        1999               1998              1997            12/31/99
                                                     ----------         ----------        ----------       -------------
OPERATING ACTIVITIES
         Net income (loss)                         $            0     $            0    $          (39)   $       (1,666)
         Changes in assets and liabilities:
           Accounts payable                                  (666)                 0                39                 0
                                                   --------------     --------------    --------------    --------------

                          NET CASH USED BY
                      OPERATING ACTIVITIES                   (666)                 0                 0            (1,666)

INVESTING ACTIVITIES                                            0                  0                 0                 0
                                                   --------------     --------------    --------------    --------------

                          NET CASH USED BY
                      INVESTING ACTIVITIES                      0                  0                 0                 0

FINANCING ACTIVITIES
         Proceeds from sale of common stock                     0                  0                 0             1,000
         Capital contribution                                 666                  0                 0               666
                                                   --------------     --------------    --------------    --------------

                      NET CASH PROVIDED BY
                      FINANCING ACTIVITIES                    666                  0                 0             1,666
                                                   --------------     --------------    --------------    --------------

                          INCREASE IN CASH
                      AND CASH EQUIVALENTS                      0                  0                 0                 0

         Cash and cash equivalents
         at beginning of year                                   0                  0                 0                 0
                                                   --------------     --------------    --------------    --------------

                   CASH & CASH EQUIVALENTS
                            AT END OF YEAR         $            0     $            0    $            0    $            0
                                                   ==============     ==============    ==============    ==============



See Notes to Financial Statements.

                               MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

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

         At December 31, 1999 a deferred tax asset has not been recorded due to the Company's lack of operations to provide income to use the net operating loss carryover of $1,666 which expires as follows:
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