Form 10-Q
period 2000-03-31
MICRO ECONOMICS INC
filed 2000-05-12
CIK 894552

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                          Outstanding as of May, 2000
------------------------------------         ---------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                 1,000,000 SHARES

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.


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

         As of May, 2000, the Company has no liquidity and no presently available capital resources, such as credit lines, guarantees, etc. and should a merger or acquisition prove unsuccessful, it is possible that the Company may be dissolved by the State of Nevada for failing to file reports, at which point the Company would no longer be a viable corporation under Nevada law and would be unable to function as a legal entity. Should management decide not to further pursue its acquisition activities, management may abandon its activities and the shares of the Company would become worthless. However, the Company's officers, directors and major shareholder have made an oral undertaking to make loans to the Company in amounts sufficient to enable it to satisfy its reporting requirements and other obligations incumbent on it as a public company, and to commence, on a limited basis, the process of investigating possible merger and acquisition candidates. The Company's status as a publicly-held corporation may enhance its ability to locate potential business ventures. The loans will be interest free and are intended to be repaid at a future date, if or when the Company shall have received sufficient funds through any business acquisition. The loans are intended to provide for the payment of filing fees, printing and copying fees and other miscellaneous fees.

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




                               MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                       3/31/00               12/31/99
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
                                                                     ===========            ===========



          LIABILITIES & EQUITY (DEFICIT)
          ------------------------------
CURRENT LIABILITIES
        Accounts payable                                             $         0            $       666
                                                                     -----------            -----------

                    TOTAL CURRENT LIABILITIES                                  0                    666

STOCKHOLDERS' EQUITY (DEFICIT)
        Common Stock $.001 par value:
         Authorized - 25,000,000 shares
         Issued and outstanding 1,000,000 shares                           1,000                  1,000
        Additional paid-in capital                                           666                      0
        Deficit accumulated during
         the development stage                                            (1,666)                (1,666)
                                                                     -----------            -----------

                    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                       0                   (666)
                                                                     -----------            -----------

                                                                     $         0            $         0
                                                                     ===========            ===========







                               MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                       3/14/90
                                                          For the three months        (Date of
                                                            ended March 31,         inception) to
                                                         2000            1999          3/31/00
                                                      Unaudited       Unaudited       Unaudited
                                                    ------------    ------------    ------------

Net sales                                           $          0    $          0    $          0
Cost of sales                                                  0               0               0
                                                    ------------    ------------    ------------

                       GROSS PROFIT                            0               0               0

General & administrative expenses                              0               0           1,666
                                                    ------------    ------------    ------------



                           NET LOSS                 $          0    $          0    $     (1,666)
                                                    ============    ============    ============
Net income (loss) per weighted average share        $        .00    $        .00
                                                    ============    ============

Weighted average number of common shares
 used to compute net income (loss) per
 weighted average share                                1,000,000       1,000,000
                                                    ============    ============






                               MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                    Common Stock               Additional                         Stock
                                                   Par Value $.001              Paid-in         Retained       Subscription
                                                 Shares         Amount          Capital          Deficit        Receivable
                                               ---------      ---------       ----------       -----------      ----------
Balances at 3/14/90 (Date of inception)                0      $       0       $        0       $         0      $        0
  Issuance of common stock (restricted)
   at $.001 per share at 3/14/90               1,000,000          1,000                                             (1,000)
  Net loss for period                                                                                    0
                                               ---------      ---------       ----------       -----------      ----------
Balances at 12/31/90                           1,000,000          1,000                0                 0          (1,000)
 Cash paid for stock subscription                                                                                    1,000
  Net loss for year                                                                                 (1,000)
                                               ---------      ---------       ----------       -----------      ----------
Balances at 12/31/91                           1,000,000          1,000                0            (1,000)              0
  Net income for year                                                                                    0
                                               ---------      ---------       ----------       -----------      ----------
Balances at 12/31/92                           1,000,000          1,000                0            (1,000)              0
  Net income for year                                                                                    0
                                               ---------      ---------       ----------       -----------      ----------
Balances at 12/31/93                           1,000,000          1,000                0            (1,000)              0
  Net income for year                                                                                    0
                                               ---------      ---------       ----------       -----------      ----------
Balances at 12/31/94                           1,000,000          1,000                0            (1,000)              0
  Net income for year                                                                                    0
                                               ---------      ---------       ----------       -----------      ----------
Balances at 12/31/95                           1,000,000          1,000                0            (1,000)              0
  Stock sold (restricted) at $5.00
    per share 1/10/96                             20,000             20           00,000
  Stock cancelled 12/31/96                       (20,000)           (20)         (00,000)
  Net loss for year                                                                                   (627)
                                               ---------      ---------       ----------       -----------      ----------
Balances at 12/31/96                           1,000,000          1,000                0            (1,627)              0
  Net loss for year                                                                                    (39)
                                               ---------      ---------       ----------       -----------      ----------
Balances at 12/31/97                           1,000,000          1,000                0            (1,666)              0
  Net income for year                                                                                    0
                                               ---------      ---------       ----------       -----------      ----------
Balances at 12/31/98                           1,000,000          1,000                0            (1,666)              0
  Capital contribution                                                               666
  Net income for year                                                                                    0
                                               ---------      ---------       ----------       -----------      ----------
Balances at 12/31/99                           1,000,000          1,000                0            (1,666)              0
  Net income for period                                                                                  0
                                               ---------      ---------       ----------       -----------      ----------
Balances at 3/31/00                            1,000,000      $   1,000       $      666       $    (1,666)     $        0
                                               =========      =========       ==========       ===========      ==========



                                      F-3




                               MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                                                                               3/14/90
                                                                     For the three months                     (Date of
                                                                       ended March 31,                      inception) to
                                                               2000                     1999                   3/31/00
                                                             Unaudited                Unaudited               Unaudited
                                                           -------------            -------------           -------------
OPERATING ACTIVITIES
        Net income (loss)                                  $           0            $           0           $      (1,666)
        Changes in assets and liabilities:
         Accounts payable                                              0                        0                       0
                                                           -------------            -------------           -------------

                           NET CASH USED BY
                       OPERATING ACTIVITIES                            0                        0                  (1,666)

INVESTING ACTIVITIES                                                   0                        0                       0
                                                           -------------            -------------           -------------

                          NET CASH USED BY
                      INVESTING ACTIVITIES                             0                        0                       0

FINANCING ACTIVITIES
        Proceeds from sale of common stock                             0                        0                   1,000
        Capital contribution                                                                                          666
                                                           -------------            -------------           -------------

                      NET CASH PROVIDED BY
                      FINANCING ACTIVITIES                             0                        0                   1,666
                                                           -------------            -------------           -------------

                          INCREASE IN CASH
                      AND CASH EQUIVALENTS                             0                        0                       0

        Cash and cash equivalents
        at beginning of year                                           0                        0                       0
                                                           -------------            -------------           -------------

                   CASH & CASH EQUIVALENTS
                          AT END OF PERIOD                 $           0            $           0           $           0
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



                               MICRO-ECONOMICS, INC.




Dated: May 12, 2000         s\Krista Nielson
                          ------------------------------------------------------
                          Krista Nielson, President, CEO and Director




Dated: May 12, 2000         s\Sasha Belliston
                          ------------------------------------------------------
                          Sasha Belliston, Secretary/Treasurer, CFO and Director