Form 10-Q
period 2000-06-30
MICRO ECONOMICS INC
filed 2000-07-27
CIK 894552

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

              Class                          Outstanding as of July, 2000
------------------------------------         ----------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                 1,000,000 SHARES

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.


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

         As of July, 2000, the Company has no liquidity and no presently available capital resources, such as credit lines, guarantees, etc. and should a merger or acquisition prove unsuccessful, it is possible that the Company may be dissolved by the State of Nevada for failing to file reports, at which point the Company would no longer be a viable corporation under Nevada law and would be unable to function as a legal entity. Should management decide not to further pursue its acquisition activities, management may abandon its activities and the shares of the Company would become worthless. However, the Company's officers, directors and major shareholder have made an oral undertaking to make loans to the Company in amounts sufficient to enable it to satisfy its reporting requirements and other obligations incumbent on it as a public company, and to commence, on a limited basis, the process of investigating possible merger and acquisition candidates. The Company's status as a publicly-held corporation may enhance its ability to locate potential business ventures. The loans will be interest free and are intended to be repaid at a future date, if or when the Company shall have received sufficient funds through any business acquisition. The loans are intended to provide for the payment of filing fees, printing and copying fees and other miscellaneous fees.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

         The Company has no market risk sensitive instruments or market risk exposures.

                          PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings.

          On August 2, 1999,  the Securities  and Exchange Commission entered an
ORDER INSTITUTING PUBLIC ADMINISTRATIVE AND CEASE-AND-DESIST PROCEEDINGS PURSUANT TO SECTION 8A OF THE SECURITIES ACT OF 1933 AND SECTIONS 17A(c)(3)(A) AND 17A(c)(4)(C) OF THE SECURITIES EXCHANGE ACT OF 1934, In the matter of NATIONAL STOCK TRANSFER, INC., KRISTA CASTLETON NIELSEN and ROGER LEE GREER, Respondents, Administrative Proceeding File No. 3-9949. In this proceeding the Commission's Division of Enforcement has alleged that Krista Nielson, president and director of the Company, in June of 1995 while she was president of National Stock Transfer, Inc., willfully aided and abetted Robert G. Weeks and PanWorld Minerals International, Inc. in committing violations of Sections 5(a) and 5(c) of the Securities Act of 1933 by causing National Stock Transfer, Inc., PanWorld's transfer agent, to issue free-trading shares of PanWorld to a United States resident contrary to Regulation S, National Stock Transfer, Inc.'s operating procedures, and advice of counsel. Ms. Nielson filed a written answer denying the above allegations. The hearing on the matter was originally set at Commission Headquarters Offices in Washington, D. C. for the purpose of determining if the allegations of the Division of Enforcement are true and if so whether Respondents should be ordered to cease and desist from causing violations of the aforementioned sections of the Securities Act, whether money penalties should be assessed, and what other remedies may be appropriate.

          Subsequently in order to allow the parties more time for discovery, the hearing date was continued to May 24, 2000 and moved to Salt Lake City, Utah. On May 17, 2000 the Division filed its motion to again continue the hearing for the reason that "The Division believes that it is no longer in the public interest to continue with administrative proceedings against Neilson in this matter, and has decided to recommend to the Commission that this action be dismissed against her." Ms. Nielson consented to the dismissal and the hearing was continued to August 18, 2000 to allow time for the Commission to act on the Division's recommendation. As of this date the Commission has not yet acted on the Division's recommendation of dismissal.

          The other two Respondents, National Stock Transfer, Inc. and Roger Greer have made an offer settlement to the Division which provides for an order that they are to cease and desist from willfully aiding and abetting or causing any violation or any future violation of Sections 5(a) and (c) of the Securities Act, censuring them pursuant to Section 17A(c)(3)(A) and 17A(c)(4)(A) of the Exchange Act, and requiring them to pay a civil money penalty in the amount of $5,000.00. The Division has recommended this settlement to the Commission, but as of this date the Commission has not acted on the recommendation.




                               MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                       6/30/00               12/31/99
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
                                                                     ===========            ===========



          LIABILITIES & EQUITY (DEFICIT)
          ------------------------------
CURRENT LIABILITIES
        Accounts payable                                             $         0            $         0
                                                                     -----------            -----------

                    TOTAL CURRENT LIABILITIES                                  0                      0

STOCKHOLDERS' EQUITY (DEFICIT)
        Common Stock $.001 par value:
         Authorized - 25,000,000 shares
         Issued and outstanding 1,000,000 shares                           1,000                  1,000
        Additional paid-in capital                                           666                    666
        Deficit accumulated during
         the development stage                                            (1,666)                (1,666)
                                                                     -----------            -----------

                    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                       0                      0
                                                                     -----------            -----------

                                                                     $         0            $         0
                                                                     ===========            ===========







                               MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                                       3/14/90
                                                                                                                      (Date of
                                                          Three months ended                Six months ended        inception) to
                                                       6/30/00         6/30/99         6/30/00         6/30/99         6/30/00
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
                                                     ===========     ===========     ===========     ===========






                               MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                    Common Stock               Additional                         Stock
                                                   Par Value $.001              Paid-in         Retained       Subscription
                                                 Shares         Amount          Capital          Deficit        Receivable
                                               ---------      ---------       ----------       -----------      ----------
Balances at 3/14/90 (Date of inception)                0      $       0       $        0       $         0      $        0
  Issuance of common stock (restricted)
   at $.001 per share at 3/14/90               1,000,000          1,000                                             (1,000)
  Net loss for period                                                                                    0
                                               ---------      ---------       ----------       -----------      ----------
Balances at 12/31/90                           1,000,000          1,000                0                 0          (1,000)
 Cash paid for stock subscription                                                                                    1,000
  Net loss for year                                                                                 (1,000)
                                               ---------      ---------       ----------       -----------      ----------
Balances at 12/31/91                           1,000,000          1,000                0            (1,000)              0
  Net income for year                                                                                    0
                                               ---------      ---------       ----------       -----------      ----------
Balances at 12/31/92                           1,000,000          1,000                0            (1,000)              0
  Net income for year                                                                                    0
                                               ---------      ---------       ----------       -----------      ----------
Balances at 12/31/93                           1,000,000          1,000                0            (1,000)              0
  Net income for year                                                                                    0
                                               ---------      ---------       ----------       -----------      ----------
Balances at 12/31/94                           1,000,000          1,000                0            (1,000)              0
  Net income for year                                                                                    0
                                               ---------      ---------       ----------       -----------      ----------
Balances at 12/31/95                           1,000,000          1,000                0            (1,000)              0
  Stock sold (restricted) at $5.00
    per share 1/10/96                             20,000             20           00,000
  Stock cancelled 12/31/96                       (20,000)           (20)         (00,000)
  Net loss for year                                                                                   (627)
                                               ---------      ---------       ----------       -----------      ----------
Balances at 12/31/96                           1,000,000          1,000                0            (1,627)              0
  Net loss for year                                                                                    (39)
                                               ---------      ---------       ----------       -----------      ----------
Balances at 12/31/97                           1,000,000          1,000                0            (1,666)              0
  Net income for year                                                                                    0
                                               ---------      ---------       ----------       -----------      ----------
Balances at 12/31/98                           1,000,000          1,000                0            (1,666)              0
  Capital contribution                                                               666
  Net income for year                                                                                    0
                                               ---------      ---------       ----------       -----------      ----------
Balances at 12/31/99                           1,000,000          1,000                0            (1,666)              0
  Net income for period                                                                                  0
                                               ---------      ---------       ----------       -----------      ----------
Balances at 6/30/00                            1,000,000      $   1,000       $      666       $    (1,666)     $        0
                                               =========      =========       ==========       ===========      ==========



                                      F-3




                               MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS




                                                                                                                       3/14/90
                                                                                                                      (Date of
                                                          Three months ended                Six months ended        inception) to
                                                       6/30/00         6/30/99         6/30/00         6/30/99         6/30/00
                                                     -----------     -----------     -----------     -----------     -----------
OPERATING ACTIVITIES
        Net income (loss)                            $         0     $         0     $         0     $         0     $    (1,666)
        Changes in assets and liabilities:
         Accounts payable                                      0               0               0               0               0
                                                     -----------     -----------     -----------     -----------     -----------

                           NET CASH USED BY
                       OPERATING ACTIVITIES                    0               0               0               0          (1,666)

INVESTING ACTIVITIES                                           0               0               0               0               0
                                                     -----------     -----------     -----------     -----------     -----------

                          NET CASH USED BY
                      INVESTING ACTIVITIES                     0               0               0               0               0

FINANCING ACTIVITIES
        Proceeds from sale of common stock                     0               0               0               0           1,000
        Capital contribution                                                                                                 666
                                                     -----------     -----------     -----------     -----------     -----------

                      NET CASH PROVIDED BY
                      FINANCING ACTIVITIES                     0               0               0               0           1,666
                                                     -----------     -----------     -----------     -----------     -----------

                          INCREASE IN CASH
                      AND CASH EQUIVALENTS                     0               0               0               0               0

        Cash and cash equivalents
        at beginning of year                                   0               0               0               0               0
                                                     -----------     -----------     -----------     -----------     -----------

                   CASH & CASH EQUIVALENTS
                          AT END OF PERIOD           $         0     $         0     $         0     $         0     $         0
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



                               MICRO-ECONOMICS, INC.




Dated: July 25, 2000         s\Krista Nielson
                          ------------------------------------------------------
                          Krista Nielson, President, CEO and Director




Dated: July 25, 2000         s\Sasha Belliston
                          ------------------------------------------------------
                          Sasha Belliston, Secretary/Treasurer, CFO and Director