Form 10-K405
period 2000-12-31
MICRO ECONOMICS INC
filed 2001-03-29
CIK 894552

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2000

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

As of March 2001, there is no aggregate market value of the voting stock held by non-affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding as of March, 2001
$.001 PAR VALUE CLASS A COMMON STOCK                   1,000,000 SHARES

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

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to the Company's security holders for a vote during the fiscal year ending December 31, 2000.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         There currently is not a trading market for the Company's $.001 par value common stock nor has there been a trading market for the Company's stock since its inception.

         As of March 2001, there were 379 record holders of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

ITEM 6.  Selected Financial Data.

                              MICRO-ECONOMICS, INC.
                              SUMMARY OF OPERATIONS
                                  DECEMBER 2000

                               2000              1999             1998            1997             1996
                               ----              ----             ----            ----             ----
Total Assets.............         0                 0                0               0                0
Revenues.................         0                 0                0               0                0
Operating Expenses.......         0                 0                0              39              627
  Net Earnings (Loss)....         0                 0                0             (39)            (627)
Per Share Data
  Earnings (Loss).......          0                 0                0               0                0
Average Common Shares
  Outstanding.....             1,000,000         1,000,000        1,000,000        1,000,000        1,000,000


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

         As of March, 2001, the Company has no liquidity and no presently available capital resources, such as credit lines, guarantees, etc. and should a merger or acquisition prove unsuccessful, it is possible that the Company may be dissolved by the State of Nevada for failing to file reports, at which point the Company would no longer be a viable corporation under Nevada law and would be unable to function as a legal entity. Should management decide not to further pursue its acquisition activities, management may abandon its activities and the shares of the Company would become worthless. However, the Company's officers, directors and major shareholder, have made an oral undertaking to make loans to the Company in amounts sufficient to enable it to satisfy its reporting requirements and other obligations incumbent on it as a public company, and to commence, on a limited basis, the process of investigating possible merger and acquisition candidates. The Company's status as a publicly-held corporation may enhance its ability to locate potential business ventures. The loans will be interest free and are intended to be repaid at a future date, if or when the Company shall have received sufficient funds through any business acquisition. The loans are intended to provide for the payment of filing fees, professional fees, printing and copying fees and other miscellaneous fees.

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

Name                               Age      Position
Krista Nielson                     38       President, Director

Sasha Belliston                    28       Secretary/Treasurer, Director

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

         Management of the Company have, in their various capacities at Capital General over the past ten years, assisted in the organization of approximately 75 corporations similar to the Company which completed merger/acquisition transactions. In merger/acquisition transactions similar to those contemplated by the Company, present management would be replaced by new management and additional shares would be issued in consideration for the assets being transferred into the Company. Present management does not anticipate operating the business of the Company subsequent to any acquisition and therefore the future success of the Company will be primarily dependent on new management which is now unknown.

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

         On May 17, 2000, the Division filed its motion to continue the hearing set for May 24, 2000 for the reason that "The Division believes that it is no longer in the public interest to continue with administrative proceedings against Nielson in this matter, and has decided to recommend to the Commission that this action be dismissed against her." Ms. Nielson consented to the dismissal and the Commission dismissed the action against her, without prejudice on December 4, 2000.

         Based on their settlement offer, accepted by the Commission, the other two respondents, National Stock Transfer, Inc. and Roger Greer, were on December 5, 2000 censured by the Commission, ordered to pay a civil money penalty of $5000.00, and ordered to cease and desist from willfully aiding and abetting or causing any violation or any future violation of Sections 5(a) and (c) of the Securities Act.

         In 1997 in the United States District Court for the Eastern District of Pennsylvania, a former officer and director of the Company, David R. Yeaman, was convicted of conspiracy, wire fraud and securities fraud and sentenced to 14 months imprisonment, fined $20,000.00, and subjected to supervised release for three years following the prison term during which time he is required to not commit another crime, not engage in the securities and insurance industries, and various other standard conditions of supervised release. After serving ten months of the prison term he was transferred on January 8, 1999 to a half way house in Salt Lake City, Utah and he thereafter was released March 5, 1999. In the interim the government successfully appealed his sentence and fine, and as a result he was resentenced on April 10, 2000, at which time the Court made no changes to the prior prison sentence but did order Mr. Yeaman to pay $1,500,000 in restitution. The government has again appealed, arguing that a longer prison sentence should have been imposed, but no decision has yet been rendered.

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

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of March, 2001 information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and directors as a group.

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

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         Financial Statements and Financial Statement Schedules.
         -------------------------------------------------------
         Financial Statements - December 31, 2000, 1999 and 1998.

         Reports on Form 8-K.
         --------------------
         There were no reports on Form 8-K filed during the fourth quarter of 2000.


                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              MICRO-ECONOMICS, INC.



Date: March 27, 2001               By: s\Krista Nielson
                                     -------------------------------------------
                                     Krista Nielson, President, CEO and Director



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 27, 2001               By: s\Krista Nielson
                                     -------------------------------------------
                                     Krista Nielson, President, CEO and Director



Date: March 27, 2001               By: s\Sasha Belliston
                                     -------------------------------------------
                                     Sasha Belliston, Secretary/Treasurer, CFO
                                         and Director

                                 SMITH & COMPANY
           A PROFESSIONAL CORPORATION OF CERTIFIED PUBLIC ACCOUNTANTS

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Micro-Economics, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Micro-Economics, Inc. (a Nevada corporation) (a development stage company) as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2000, 1999, and 1998, and for the period of March 14, 1990 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micro-Economics, Inc. (a development stage company) as of December 31, 2000 and 1999, and the results of its operations, changes in stockholders' deficit, and its cash flows for the years ended December 31, 2000, 1999, and 1998, and for the period of March 14, 1990 (date of inception) to December 31, 2000, in conformity with accounting principals generally accepted in the United States of America.



                                              s\Smith & Company
                                              CERTIFIED PUBLIC ACCOUNTANTS


Salt Lake City, Utah
March 27, 2001

         10 West 100 South, Suite 700 . Salt Lake City, Utah 84101-1554
             Telephone: (801) 575-8297 . Facsimile: (801) 575-8306
                       E-mail: smith&co@smithandcocpa.com
          Members: American Institute of Certified Public Accountants
                Utah Association of Certified Public Accountants



                               MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                                   December 31,
                                                                            2000                   1999
                                                                           ------                 ------
             ASSETS
             ------
CURRENT ASSETS
         Cash in bank                                                      $    0                 $    0
                                                                           ------                 ------

                      TOTAL CURRENT ASSETS                                      0                      0
                                                                           ------                 ------

                                                                           $    0                 $    0
                                                                           ======                 ======

             LIABILITIES & (DEFICIT)
             ------------------------------

CURRENT LIABILITIES
         Accounts payable                                                  $    0                 $    0
                                                                           ------                 ------
                 TOTAL CURRENT LIABILITIES                                      0                      0

STOCKHOLDERS' (DEFICIT)
          Common Stock $.001 par value:
           Authorized - 25,000,000 shares
           Issued and outstanding 1,000,000 shares                          1,000                  1,000
           Additional paid-in capital                                         666                    666
           Deficit accumulated during the development stage                (1,666)                (1,666)
                                                                           ------                 ------

                TOTAL STOCKHOLDERS' (DEFICIT)                                   0                      0
                                                                           ------                 ------

                                                                           $    0                 $    0
                                                                           ======                 ======


See Notes to Financial Statements.



                               MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                           3/14/90
                                                                                                          (Date of
                                                            Years Ended December 31,                    inception) to
                                                   2000                1999               1998             12/31/00
                                                ---------           ---------          ---------          ---------
Net sales                                       $       0           $       0          $       0          $       0
Cost of sales                                           0                   0                  0                  0
                                                ---------           ---------          ---------          ---------

                      GROSS PROFIT                      0                   0                  0                  0


General & administrative expenses                       0                   0                  0              1,666
                                                ---------           ---------          ---------          ---------

                          NET LOSS              $       0           $       0          $       0          $  (1,666)
                                                =========           =========          =========          =========


Net income (loss) per weighted average share    $     .00           $     .00          $     .00
                                                =========           =========          =========


Weighted average number of common shares
 used to compute net income (loss) per
 weighted average share                         1,000,000           1,000,000          1,000,000
                                                =========           =========          =========


See Notes to Financial Statements.

                               MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                        Deficit
                                                                                                      Accumulated
                                                       Common Stock                  Additional         During             Stock
                                                     Par Value $0.001                  Paid-In         Development      Subscription
                                                 Shares             Amount             Capital           Stage           Receivable
                                                 -------------------------            ---------        ---------         ----------
Balances at 3/14/90 (Date of inception)                  0       $       0            $       0        $       0         $        0
  Issuance of common stock (restricted)
     at $.001 per share at 3/14/90               1,000,000           1,000                                                   (1,000)
         Net income for period                                                                                 0
                                                 ---------       ---------            ---------        ---------         ----------
Balances at 12/31/90                             1,000,000           1,000                    0                0             (1,000)
  Cash paid for stock subscription                                                                                            1,000
         Net loss for year                                                                                (1,000)
                                                 ---------       ---------            ---------        ---------         ----------
Balances at 12/31/91                             1,000,000           1,000                    0           (1,000)                 0
         Net income for year                                                                                   0
                                                 ---------       ---------            ---------        ---------         ----------
Balances at 12/31/92                             1,000,000           1,000                    0           (1,000)                 0
         Net income for year                                                                                   0
                                                 ---------       ---------            ---------        ---------         ----------
Balances at 12/31/93                             1,000,000           1,000                    0           (1,000)                 0
         Net income for year                                                                                   0
                                                 ---------       ---------            ---------        ---------         ----------
Balances at 12/31/94                             1,000,000           1,000                    0           (1,000)                 0
         Net income for year                                                                                   0
                                                 ---------       ---------            ---------        ---------         ----------
Balances at 12/31/95                             1,000,000           1,000                    0           (1,000)                 0
   Stock sold (restricted) at $5.00
     per share 1/10/96                              20,000              20               99,980
   Stock cancelled 12/31/96                        (20,000)            (20)             (99,980)
         Net loss for year                                                                                  (627)
                                                 ---------       ---------            ---------        ---------         ----------
Balances at 12/31/96                             1,000,000           1,000                    0           (1,627)                 0
         Net loss for year                                                                                   (39)
                                                 ---------       ---------            ---------        ---------         ----------
Balances at 12/31/97                             1,000,000           1,000                    0           (1,666)                 0
         Net income for year                                                                                   0
                                                 ---------       ---------            ---------        ---------         ----------
Balances at 12/31/98                             1,000,000           1,000                    0           (1,666)                 0
         Capital contribution                                                               666
         Net income for year                                                                                   0
                                                 ---------       ---------            ---------        ---------         ----------
Balances at 12/31/99                             1,000,000           1,000                  666           (1,666)                 0
         Net income for year                                                                                   0
                                                 ---------       ---------            ---------        ---------         ----------
Balances at 12/31/00                             1,000,000       $   1,000            $     666        $  (1,666)        $        0
                                                 =========       =========            =========        =========         ==========



See Notes to Financial Statements.



                               MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                                                                              3/14/90
                                                                                                             (Date of
                                                                 Years Ended December 31,                  Inception) to
                                                        2000               1999              1998            12/31/00
                                                     ----------         ----------        ----------       -------------
OPERATING ACTIVITIES
         Net income (loss)                         $            0     $            0    $            0   $       (1,666)
         Changes in assets and liabilities:
           Accounts payable                                     0               (666)                0                 0
                                                   --------------     --------------    --------------    --------------

                          NET CASH USED BY
                      OPERATING ACTIVITIES                      0               (666)                0            (1,666)

INVESTING ACTIVITIES                                            0                  0                 0                 0
                                                   --------------     --------------    --------------    --------------

                          NET CASH USED BY
                      INVESTING ACTIVITIES                      0                  0                 0                 0

FINANCING ACTIVITIES
         Proceeds from sale of common stock                     0                  0                 0             1,000
         Capital contribution                                   0                666                 0               666
                                                   --------------     --------------    --------------    --------------

                      NET CASH PROVIDED BY
                      FINANCING ACTIVITIES                      0                666                 0             1,666
                                                   --------------     --------------    --------------    --------------

                          INCREASE IN CASH
                      AND CASH EQUIVALENTS                      0                  0                 0                 0

         Cash and cash equivalents
         at beginning of year                                   0                  0                 0                 0
                                                   --------------     --------------    --------------    --------------

                   CASH & CASH EQUIVALENTS
                            AT END OF YEAR         $            0     $            0    $            0    $            0
                                                   ==============     ==============    ==============    ==============



See Notes to Financial Statements.

                               MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

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

         At December 31, 2000 a deferred tax asset has not been recorded due to the Company's lack of operations to provide income to use the net operating loss carryover of $1,666 which expires as follows:
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