Form 10KSB
period 2001-12-31
MICRO ECONOMICS INC
filed 2002-03-29
CIK 894552

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2001
                                   -----------------

                                                        OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ________

         Commission File No. 33-55254-36
                             -----------

                              MICRO-ECONOMICS, INC.
                              ---------------------
             (Exact name of Registrant as specified in its charter)

         NEVADA                                    87-0485314
--------------------------------          -----------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification Number)

1800 E. SAHARA AVENUE
LAS VEGAS, NEVADA                                             89104
--------------------------------------------         ---------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code (801) 485-7775
                                                   --------------

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

As of March, 2002, there is no aggregate market value of the voting stock held by non-affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Class                             Outstanding as of March, 2002
------------------------------------       -----------------------------------
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


_______________________________________
     1 The other former controlling shareholder, David R. Yeaman, transferred all his rights in the stock of the Company to Capital General Corporation on December 31, 1996.

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

     The analysis of business opportunities will be undertaken by or under the supervision of the Company's management, none of whom is a professional analyst and none of whom have significant general business experience. Among the factors which management will consider in analyzing potential business opportunities are the available technical, financial and managerial resources; working capital and financial requirements; the history of operation, if any; future prospects; the nature of present and antici pated competition; potential for further research, development or exploration; growth and expansion potential; profit potential; the perceived public recognition or acceptance of products or services; name identification, and other relevant factors.

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

     A reorganization may be structured in such a way as to take advantage of certain beneficial tax consequences available in business reorganizations, in accordance with provisions of the Internal Revenue Code of 1986 (as amended). Pursuant to such a structure, the number of shares held prior to the reorganization by all of the Company's shareholders might be less than 20% of the total shares to be outstanding upon completion of the transaction.
Substantial dilution of percentage equity ownership may result to the shareholders, in the discretion of management.

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

     Neither the Company nor any of its officers or directors are registered as investment advisers under the Investment Advisers Act of 1940 (the "Advisers Act"), and so there is no authority to pursue any course of business or activities which would render the Company or its management "investment advisers" as defined in the Advisers Act. Management believes that registration under the Advisers Act is not required and that certain exemptions are available, including the exemptions for persons who may render advice to a limited number of other persons and who may advise other persons located in one state only.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to the Company's security holders for a vote during the fiscal year ending December 31, 2001.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     There currently is not a trading market for the Company's $.001 par value common stock nor has there been a trading market for the Company's stock since its inception.

     As of March, 2002, there were 379 record holders of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

ITEM 6.  Selected Financial Data.

                                               MICRO-ECONOMICS, INC.
                                               SUMMARY OF OPERATIONS
                                                   DECEMBER 2001

                                 2001           2000           1999            1998           1997
                             -----------    -----------     -----------    -----------    -----------
Total Assets.................          0              0               0              0              0
Revenues.....................          0              0               0              0              0
Operating Expenses...........          0              0               0              0             39
   Net Earnings (Loss).......          0              0               0              0            (39)
Per Share Data
   Earnings (Loss)...........          0              0               0              0              0
Average Common Shares
   Outstanding...............  1,000,000      1,000,000       1,000,000      1,000,000      1,000,000

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

     As of March, 2002, the Company has no liquidity and no presently available capital resources, such as credit lines, guarantees, etc. and should a merger or acquisition prove unsuccessful, it is possible that the Company may be dissolved by the State of Nevada for failing to file reports, at which point the Company would no longer be a viable corporation under Nevada law and would be unable to function as a legal entity. Should management decide not to further pursue its acquisition activities, management may abandon its activities and the shares of the Company would become worthless. However, the Company's officers, directors and major shareholder, have made an oral undertaking to make loans to the Company in amounts sufficient to enable it to satisfy its reporting requirements and other obligations incumbent on it as a public company, and to commence, on a limited basis, the process of investigating possible merger and acquisition candidates. The Company's status as a publicly-held corporation may enhance its ability to locate potential business ventures. The loans will be interest free and are intended to be repaid at a future date, if or when the Company shall have received sufficient funds through any business acquisition. The loans are intended to provide for the payment of filing fees, professional fees, printing and copying fees and other miscellaneous fees.

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

                                      Smith
                                        &
                                     Company

           A Professional Corporation of Certified Public Accountants

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Micro-Economics, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Micro-Economics, Inc. (a Nevada development stage corporation) as of December 31, 2001 and 2000, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2001, 2000, and 1999, and for the period of March 14, 1990 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micro-Economics, Inc. (a development stage company) as of December 31, 2001 and 2000, and the results of its operations, changes in stockholders' deficit, and its cash flows for the years ended December 31, 2001, 2000, and 1999, and for the period of March 14, 1990 (date of inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                                             /s/ Smith & Company
                                                    CERTIFIED PUBLIC ACCOUNTANTS
Salt Lake City, Utah
March 28, 2002


          10 West 100 South, Suite 700o Salt Lake City, Utah 84101-1554
              Telephone: (801) 575-8297o Facsimile: (801) 575-8306
                        E-mail: smithcocpa@earthlink.net
           Members: American Institute of Certified Public Accountants
               o Utah Association of Certified Public Accountants

                              MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                                               December 31,
                                                                                        2001                  2000
                                                                                  ----------------      ----------------
     ASSETS
CURRENT ASSETS
   Cash in bank                                                                   $              0      $              0
                                                                                  ----------------      ----------------

                                                            TOTAL CURRENT ASSETS                 0                     0
                                                                                  ----------------      ----------------

                                                                                  $              0      $              0
                                                                                  ================      ================

     LIABILITIES & (DEFICIT)
CURRENT LIABILITIES
   Accounts payable                                                               $              0      $              0
                                                                                  ----------------      ----------------

                                                       TOTAL CURRENT LIABILITIES                 0                     0

STOCKHOLDERS' (DEFICIT)
     Common Stock $.001 par value:
     Authorized - 25,000,000 shares
     Issued and outstanding 1,000,000 shares                                                 1,000                 1,000
     Additional paid-in capital                                                                666                   666
     Deficit accumulated during the development stage                                       (1,666)               (1,666)
                                                                                  ----------------      ----------------

                                                   TOTAL STOCKHOLDERS' (DEFICIT)                 0                     0
                                                                                  ----------------      ----------------

                                                                                  $              0      $              0
                                                                                  ================      ================

See Notes to Financial Statements.

                              MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                                                                                3/14/90
                                                                                                               (Date of
                                                                             Years Ended December 31,       Inception) to
                                                                   2001           2000           1999          12/31/00
                                                              -------------  -------------   -------------  -------------
Net sales                                                     $           0  $           0   $           0  $           0
Cost of sales                                                             0              0               0              0
                                                              -------------  -------------   -------------  -------------

                                                GROSS PROFIT              0              0               0              0

General & administrative expenses                                         0              0               0          1,666
                                                              -------------  -------------   -------------  -------------

                                                    NET LOSS  $           0  $           0   $           0  $      (1,666)
                                                              =============  =============   =============  =============

Net income (loss) per weighted average share                  $         .00  $         .00   $         .00
                                                              =============  =============   =============

Weighted average number of common shares
   used to compute net income (loss) per
   weighted average share                                         1,000,000      1,000,000       1,000,000
                                                              =============  =============   =============







See Notes to Financial Statements.

                              MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                              Deficit
                                                                                            Accumulated
                                                    Common Stock            Additional        During          Stock
                                                   Par Value $.001            Paid-in       Development   Subscription
                                                Shares         Amount         Capital          Stage       Receivable
                                            -------------  --------------  -------------  -------------- --------------
Balances at 3/14/90 (Date of inception)                 0  $            0  $           0  $            0 $            0
   Issuance of common stock (restricted)
     at $.001 per share at 3/14/90              1,000,000           1,000                                        (1,000)
   Net income for period                                                                               0
                                            -------------  --------------  -------------  -------------- --------------
Balances at 12/31/90                            1,000,000           1,000              0               0         (1,000)
   Cash paid for stock subscription                                                                               1,000
   Net loss for year                                                                              (1,000)
                                            -------------  --------------  -------------  -------------- --------------
Balances at 12/31/91                            1,000,000           1,000              0          (1,000)             0
   Net income for year                                                                                 0
                                            -------------  --------------  -------------  -------------- --------------
Balances at 12/31/92                            1,000,000           1,000              0          (1,000)             0
   Net income for year                                                                                 0
                                            -------------  --------------  -------------  -------------- --------------
Balances at 12/31/93                            1,000,000           1,000              0          (1,000)             0
   Net income for year                                                                                 0
                                            -------------  --------------  -------------  -------------- --------------
Balances at 12/31/94                            1,000,000           1,000              0          (1,000)             0
   Net income for year                                                                                 0
                                            -------------  --------------  -------------  -------------- --------------
Balances at 12/31/95                            1,000,000           1,000              0          (1,000)             0
   Stock sold (restricted) at $5.00
     per share 1/10/96                             20,000              20         99,980
   Stock cancelled 12/31/96                       (20,000)            (20)       (99,980)
   Net loss for year                                                                                (627)
                                            -------------  --------------  -------------  -------------- --------------
Balances at 12/31/96                            1,000,000           1,000              0          (1,627)             0
   Net loss for year                                                                                 (39)
                                            -------------  --------------  -------------  -------------- --------------
Balances at 12/31/97                            1,000,000           1,000              0          (1,666)             0
   Net income for year                                                                                 0
                                            -------------  --------------  -------------  -------------- --------------
Balances at 12/31/98                            1,000,000           1,000              0          (1,666)             0
   Capital contribution                                                              666
   Net income for year                                                                                 0
                                            -------------  --------------  -------------  -------------- --------------
Balances at 12/31/99                            1,000,000           1,000            666          (1,666)             0
   Net income for year                                                                                 0
                                            -------------  --------------  -------------  -------------- --------------

Balances at 12/31/00                            1,000,000           1,000            666          (1,666)             0
   Net income for year                                                                                 0
                                            -------------  --------------  -------------  -------------- --------------

Balances at 12/31/01                            1,000,000  $        1,000  $         666  $       (1,666)$            0
                                            =============  ==============  =============  ============== ==============



See Notes to Financial Statements.

                              MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                                                                                3/14/90
                                                                                                               (Date of
                                                                             Years Ended December 31,       Inception) to
                                                                   2001           2000           1999          12/31/00
                                                              -------------  -------------   -------------  -------------
OPERATING ACTIVITIES
   Net income (loss)                                          $           0  $           0   $           0  $      (1,666)
   Changes in assets and liabilities:
       Accounts payable                                                   0              0            (666)             0
                                                              -------------  -------------   -------------  -------------

                                            NET CASH USED BY
                                        OPERATING ACTIVITIES              0              0            (666)        (1,666)

INVESTING ACTIVITIES                                                      0              0               0              0
                                                              -------------  -------------   -------------  -------------

                                            NET CASH USED BY
                                        INVESTING ACTIVITIES              0              0               0              0

FINANCING ACTIVITIES
   Proceeds from sale of common stock                                     0              0               0          1,000
   Capital contribution                                                   0              0             666            666
                                                              -------------  -------------   -------------  -------------

                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES              0              0             666          1,666
                                                              -------------  -------------   -------------  -------------

                                            INCREASE IN CASH
                                        AND CASH EQUIVALENTS              0              0               0              0

   Cash and cash equivalents at beginning of year                         0              0               0              0
                                                              -------------  -------------   -------------  -------------

                                     CASH & CASH EQUIVALENTS
                                              AT END OF YEAR  $           0  $           0   $           0  $           0
                                                              =============  =============   =============  =============




See Notes to Financial Statements.

                              MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

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

     At December 31, 2001 a deferred tax asset has not been recorded due to the Company's lack of operations to provide income to use the net operating loss carryover of $1,666 which expires as follows:

        Year Ended               Expires              Amount
     -----------------      -----------------     --------------
     December 31, 1991      December 31, 2006     $        1,000
     December 31, 1996      December 31, 2011                627
     December 31, 1997      December 31, 2012                 39
                                                  --------------
                                                  $        1,666
                                                  ==============

NOTE 2: DEVELOPMENT STAGE COMPANY

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

NOTE 5: 1996 ACTIVITY AND SUBSEQUENT EVENTS

     In January 1996, there was a change in control of the Company. The new officers and directors attempted to establish business operations in Australia. The efforts were not successful and the transaction effecting the change in control was rescinded. During 2001, current management retained a lawyer to search for liabilities, liens, and judgements against the Company in Australia. The search revealed no liabilities, liens, or other legal items recorded against the Company.

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

Name                Age             Position
----                ---             --------
Krista Nielson      39         President, Director
Sasha Belliston     29         Secretary/Treasurer, Director

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

     Management of the Company have, in their various capacities at Capital General over the past 15 years, assisted in the organization of approximately 75 corporations similar to the Company which have completed merger/acquisition transactions. In merger/acquisition transactions similar to those contemplated by the Company, present management would be replaced by new management and additional shares would be issued in consideration for the assets being transferred into the Company. Present management does not anticipate operating the business of the Company subsequent to any acquisition and therefore the future success of the Company will be primarily dependent on new management which is now unknown.

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

     On August 2, 1999, the Securities and Exchange Commission entered an ORDER INSTITUTING PUBLIC ADMINISTRATIVE AND CEASE-AND-DESIST PROCEEDINGS PURSUANT TO
SECTION 8A OF THE SECURITIES ACT OF 1933 AND SECTIONS 17A(c)(3)(A) AND 17A(c)(4)(C) OF THE SECURITIES EXCHANGE ACT OF 1934, In the Matter of NATIONAL STOCK TRANSFER, INC., KRISTA CASTLETON NIELSEN and ROGER LEE GREER, Respondents, Administrative Proceeding File No. 3-9949. In this proceeding the Commission's Division of Enforcement alleged that Krista Nielson, president and director of the Company, in June of 1995 while she was president of National Stock Transfer, Inc., willfully aided and abetted Robert G. Weeks and PanWorld Minerals International, Inc. in committing violations of Sections 5(a) and 5(c) of the Securities Act of 1933 by causing National Stock Transfer, Inc., PanWorld's transfer agent, to issue free- trading shares of PanWorld to a United States resident contrary to Regulations S, National Stock Transfer, Inc.'s operating procedures, and advice of counsel. On December 4, 2000, the Commission dismissed the action against her, without prejudice, for the reason that "The Division believes that it is no longer in the public interest to continue with administrative proceedings against Nielson in this matter."

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

     Capital General did not register the gifts of shares in these companies with the Securities Division of the State of Utah or with the Securities Exchange Commission because it believed these gifts to be outside the scope of the Utah Uniform Securities Act and the Securities Act of 1933 in as much as such acts require registration for sales and do not require registration of gifts. Nevertheless, in connection with the distribution of shares of its subsidiaries, Capital General was found by the Utah Securities Advisory Board, in two decisions affirmed by the Utah State Courts, to have violated the registration provisions of the Utah Uniform Securities Act. See In re Amenity Inc., No. SD-86-11 (Utah Sec. Adv. Bd. February 18, 1987) aff'd C87-2625 (3d Dist. Ct. September 18, 1987) aff'd sub nom Capital General Corp. v. Utah Dep't of Business Reg., 777 P.2d 494, 498

(Utah Ct. App.) cert. denied, 781 P.2d 873 (Utah S. Ct. 1989); In re H&B Carriers Inc., No. 87-09-28-01 (Utah Sec. Adv. Bd., Apr. 15, 1988) aff'd No. 88-5900053 (3d Dist. Ct. Sept 10, 1990) aff'd sub nom Capital General Corp. v. Utah Dep't of Business Reg., Case No 91-196 (Utah Ct. App. February 10, 1992.) All of the remaining companies listed above were parties to the H&B Carriers order.

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

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of March, 2002, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and directors as a group.

                                                                       Amount of
                                 Name and address                     beneficial              Percent
 Title of class                 of beneficial owner                    ownership             of class
----------------    ------------------------------------------    ------------------    ------------------
Common Stock        Capital General Corporation1,2                           920,400                92.04%
                    8661 So. Highland Drive, #150
                    Sandy, Utah 84093

Common Stock        Krista  Nielson1,2                                        40,000                 4.00%
                    8661 So. Highland Drive, #150
                    Sandy, Utah 84093

Common Stock        All Officers and Directors as a Group2                   960,400                96.04%

     1 Capital General Corporation, Krista Nielson, David R. Yeaman and Sasha Belliston may be deemed to be the Company's "parents" and "promoters," pursuant to the Rules and Regulations promulgated under the 1933 Act.

     2 Capital General Corporation is a private corporation, owned by another private corporation, Yeaman Enterprises, Inc. The stockholders of Yeaman Enterprises are the adult children of the family of David Yeaman, who resigned as an officer and director of Capital General and Yeaman Enterprises in April, 1997. Sasha Belliston, Mr. Yeaman's daughter, is the principal shareholder of Yeaman Enterprises.

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

                                     PART IV

ITEM 14.  Exhibits and Reports on Form 8-K.

         Reports on Form 8-K.

         There were no reports on Form 8-K filed during the fourth quarter of 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         MICRO-ECONOMICS, INC.


Date: March 29, 2002     By: s\Krista Nielson
                            -----------------------------------------
                         Krista Nielson, President, CEO and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 29, 2002     By: s\Krista Nielson
                            -----------------------------------------
                         Krista Nielson, President, CEO and Director


Date: March 29, 2002     By: s\Sasha Belliston
                            -----------------------------------------
                         Sasha Belliston, Secretary/Treasurer, CFO and Director