Form 10QSB
period 2002-03-31
MICRO ECONOMICS INC
filed 2002-05-03
CIK 894552

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
                               --------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File No. 33-55254-36
                    -----------

                              MICRO-ECONOMICS, INC.
                              ---------------------
             (Exact name of Registrant as specified in its charter)


       NEVADA                                             87-0485314
-------------------------------                      ---------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification Number)

1800 E. SAHARA, SUITE 107
LAS VEGAS, NEVADA                                               89104
-----------------------------------------                 --------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code (801) 485-7775
                                                   --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      Class                            Outstanding as of May, 2002
---------------------                  ---------------------------
$.001 PAR VALUE                             1,000,000 SHARES
CLASS A COMMON STOCK

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

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

     As of May, 2002, the Company has no liquidity and no presently available capital resources, such as credit lines, guarantees, etc. and should a merger or acquisition prove unsuccessful, it is possible that the Company may be dissolved by the State of Nevada for failing to file reports, at which point the Company would no longer be a viable corporation under Nevada law and would be unable to function as a legal entity. Should management decide not to further pursue its acquisition activities, management may abandon its activities and the shares of the Company would become worthless. However, the Company's officers, directors and major shareholder have made an oral undertaking to make loans to the Company in amounts sufficient to enable it to satisfy its reporting requirements and other obligations incumbent on it as a public company, and to commence, on a limited basis, the process of investigating possible merger and acquisition candidates. The Company's status as a publicly-held corporation may enhance its ability to locate potential business ventures. The loans will be interest free and are intended to be repaid at a future date, if or when the Company shall have received sufficient funds through any business acquisition. The loans are intended to provide for the payment of filing fees, printing and copying fees and other miscellaneous fees.

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

                              MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                         3/31/02                    12/31/01
                                                                       Unaudited                     Audited
                                                                  -------------------        ------------------
         ASSETS
CURRENT ASSETS
     Cash in bank                                                 $                 0        $                0
                                                                  -------------------        ------------------

                                        TOTAL CURRENT ASSETS                        0                         0
                                                                  -------------------        ------------------

                                                                  $                 0        $                0
                                                                  ===================        ==================

         LIABILITIES & EQUITY (DEFICIT)
CURRENT LIABILITIES
     Accounts payable                                             $                 0        $                0
                                                                  -------------------        ------------------

                                   TOTAL CURRENT LIABILITIES                        0                         0

STOCKHOLDERS' EQUITY (DEFICIT)
     Common Stock $.001 par value:
      Authorized - 25,000,000 shares
      Issued and outstanding 1,000,000 shares                                   1,000                     1,000
     Additional paid-in capital                                                   666                       666
     Deficit accumulated during
      the development stage                                                    (1,666)                   (1,666)
                                                                  -------------------        ------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                0                         0
                                                                  -------------------        ------------------

                                                                  $                 0        $                0
                                                                  ===================        ==================

                              MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                      3/14/90
                                                                        For the three months           (Date of
                                                                             ended March 31,         inception) to
                                                                           2002         2001            3/31/02
                                                                    Unaudited        Unaudited       Unaudited
                                                                    -------------    ------------    -------------


Net sales                                                           $           0    $          0    $           0
Cost of sales                                                                   0               0                0
                                                                    -------------    ------------    -------------

                   GROSS PROFIT                                                 0               0                0

General & administrative expenses                                               0               0            1,666
                                                                    -------------    ------------    -------------

                       NET LOSS                                     $           0    $          0    $      (1,666)
                                                                    =============    ============    =============

Net income (loss) per weighted average share                        $         .00    $        .00
                                                                    =============    ============

Weighted average number of common shares
  used to compute net income (loss)
  per weighted average share                                            1,000,000       1,000,000
                                                                    =============    ============

                              MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                                     3/14/90
                                                                  For the three months                (Date of
                                                                    ended March 31,               inception) to
                                                               2002              2001                3/31/02
                                                          Unaudited          Unaudited              Unaudited
                                                   -----------------    ------------------      ----------------
OPERATING ACTIVITIES
     Net income (loss)                             $                0   $                0      $         (1,666)
     Changes in assets and liabilities:
      Accounts payable                                              0                    0                     0
                                                   ------------------   ------------------      ----------------

                             NET CASH USED BY
                         OPERATING ACTIVITIES                       0                    0                (1,666)

INVESTING ACTIVITIES                                                0                    0                     0
                                                   ------------------   ------------------      ----------------

                             NET CASH USED BY
                         INVESTING ACTIVITIES                       0                    0                     0

FINANCING ACTIVITIES
     Proceeds from sale of common stock                             0                    0                 1,000
     Capital contribution                                           0                    0                   666
                                                   ------------------   ------------------      ----------------

                         NET CASH PROVIDED BY
                         FINANCING ACTIVITIES                       0                    0                 1,666
                                                   ------------------   ------------------      ----------------

                             INCREASE IN CASH
                         AND CASH EQUIVALENTS                       0                    0                     0

     Cash and cash equivalents
     at beginning of year                                           0                    0                     0
                                                   ------------------   ------------------      ----------------

                      CASH & CASH EQUIVALENTS
                             AT END OF PERIOD      $                0   $                0      $              0
                                                   ==================   ==================      ================

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        MICRO-ECONOMICS, INC.


Dated: May 1, 2002     /s/     Krista Nielson
                       ----------------------------------------------------
                       Krista Nielson, President, CEO and Director


Dated: May 1, 2002     /s/     Sasha Belliston
                       ----------------------------------------------------
                       Sasha Belliston, Secretary/Treasurer, CFO and Director