Form 10QSB
period 2002-06-30
MICRO ECONOMICS INC
filed 2002-08-14
CIK 894552

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
                               -------------

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

1800 E. SAHARA, SUITE 107
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

             Class                                Outstanding as of August, 2002
------------------------------------              ------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                    1,000,000 SHARES

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

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

     As of August, 2002, the Company has no liquidity and no presently available capital resources, such as credit lines, guarantees, etc. and should a merger or acquisition prove unsuccessful, it is possible that the Company may be dissolved by the State of Nevada for failing to file reports, at which point the Company would no longer be a viable corporation under Nevada law and would be unable to function as a legal entity. Should management decide not to further pursue its acquisition activities, management may abandon its activities and the shares of the Company would become worthless. However, the Company's officers, directors and major shareholder have made an oral commitment to make loans to the Company in amounts sufficient to enable it to satisfy its reporting requirements and other obligations incumbent on it as a public company, and to commence, on a limited basis, the process of investigating possible merger and acquisition candidates. The Company's status as a publicly-held corporation may enhance its ability to locate potential business ventures. The loans will be interest free and are intended to be repaid at a future date, if or when the Company shall have received sufficient funds through any business acquisition. The loans are intended to provide for the payment of filing fees, printing and copying fees and other miscellaneous fees.

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

                              MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS




                                                                       6/30/02                       12/31/01
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
                                                                  ===================        ==================

                              MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                                 3/14/90
                                                                                                                 (Date of
                                                              Three months ended         Six months ended      inception) to
                                                             6/30/02      6/30/01      6/30/02       6/30/01      6/30/02
                                                             -------      -------      -------       -------      -------
Net Sales                                                    $     0      $     0      $     0       $     0      $     0
Cost of sales                                                      0            0            0             0            0
                                                             -------      -------      -------       -------      -------
                         GROSS PROFIT                              0            0            0             0            0

General & administrative expenses                                  0            0            0             0        1,666
                                                             -------      -------      -------       -------      -------

                         NET LOSS                            $     0      $     0      $     0       $     0      $(1,666)
                                                             =======      =======      =======       =======      =======

Net income (loss) per weighted average share                 $   .00      $   .00      $   .00       $   .00
                                                             =======      =======      =======       =======

Weighted average number of common shares
    used to compute net incom (loss) per
    weighted average share                                 1,000,000    1,000,000    1,000,000     1,000,000
                                                           =========    =========    =========     =========

                                                    MICRO-ECONOMICS, INC.
                                                (A Development Stage Company)
                                                  STATEMENTS OF CASH FLOWS
                                                         (Unaudited)



                                                                                                                 3/14/90
                                                                                                                 (Date of
                                                              Three months ended         Six months ended      inception) to
                                                             6/30/02      6/30/01      6/30/02       6/30/01      6/30/02
                                                         ------------ ------------ ------------ ------------ ------------
OPERATING ACTIVITIES
     Net income (loss)                                   $          0 $          0 $          0 $          0 $    (1,666)
     Changes in assets and liabilities:
       Accounts payable                                             0            0            0            0           0
                                                         ------------ ------------ ------------ ------------ ------------

                    NET CASH USED BY
                 OPERATING ACTIVITES                                0            0            0            0      (1,666)

INVESTING ACTIVITIES                                                0            0            0            0           0
                                                         ------------ ------------ ------------ ------------ ------------

                    NET CASH USED BY
                INVESTING ACTIVITIES                                0            0            0            0           0

FINANCING ACTIVITIES
      Proceeds from sale of common stock                            0            0            0            0       1,000
      Capital contribution                                                                                           666
                                                         ------------ ------------ ------------ ------------ ------------

               NET CASH  PROVIDED BY
                FINANCING ACTIVITIES                                0            0            0            0       1,666
                                                         ------------ ------------ ------------ ------------ ------------

                   INCREASE  IN CASH
                AND CASH EQUIVALENTS                                0            0            0            0           0

     Cash and cash equivalents
     at beginning of year                                           0            0            0            0           0
                                                         ------------ ------------ ------------ ------------ ------------

             CASH & CASH EQUIVALENTS
                    AT END OF PERIOD                     $          0 $          0 $          0 $          0 $         0
                                                         ============ ============ ============ ============ ===========


Item 6.  Exhibits and Reports on Form 8-K.

        Exhibit 99.1  CEO Certification
        Exhibit 99.2  CFO Certification

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            MICRO-ECONOMICS, INC.



Dated: August 8, 2002        /s/Krista Nielson
                         -------------------------------------------
                         Krista Nielson, President, CEO and Director




Dated: August 8, 2002         /s/Sasha Belliston
                         ------------------------------------------------------
                         Sasha Belliston, Secretary/Treasurer, CFO and Director

Exhibit 99.1 CEO Certification

In connection with the quarterly report on Form 10-QSB for the quarter ended June 30, 2002 (Report), as filed with the Securities and Exchange Commission, on the date hereof, the undersigned Chief Executive Officer of Micro-Economics, Inc. (the "Company"), certifies to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

1.   The Report referenced above has been read and reviewed by the undersigned.

2. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

3. The Report referenced above does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading.

4. I acknowledge that the management of the Company is solely responsible for the fair presentation in the financial statements of the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

Based upon my knowledge, the financial statements, and other such financial information included in the report, fairly present the financial condition and results of operations of the Company as of and for the period ended June 30, 2002.

In my opinion, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year.

Additionally, I acknowledge that the Company's Board of Directors and Management are solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

/s/ Krista Nielson
Krista Nielson, President,
CEO and Director
Dated: August 14, 2002

Exhibit 99.2 CFO Certification

In connection with the quarterly report on Form 10-QSB for the quarter ended June 30, 2002 (Report), as filed with the Securities and Exchange Commission, on the date hereof, the undersigned Chief Financial Officer of Micro-Economics, Inc. (the "Company"), certifies to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

1.   The Report referenced above has been read and reviewed by the undersigned.

2. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

3. The Report referenced above does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading.

4. I acknowledge that the management of the Company is solely responsible for the fair presentation in the financial statements of the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

Based upon my knowledge, the financial statements, and other such financial information included in the report, fairly present the financial condition and results of operations of the Company as of and for the period ended June 30, 2002.

In my opinion, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year.

Additionally, I acknowledge that the Company's Board of Directors and Management are solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

/s/ Sasha Belliston
Sasha Belliston, Secretary/Treasurer,
CFO and Director
Dated: August 14, 2002