Form 10KSB
period 2002-12-31
MICRO ECONOMICS INC
filed 2003-03-28
CIK 894552

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2002
                                   -----------------

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ________

         Commission File No. 33-55254-36

                              MICRO-ECONOMICS, INC.
                              ---------------------
             (Exact name of Registrant as specified in its charter)

       NEVADA                                               87-0485314
-------------------------------                       -----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)

1800 E. SAHARA AVENUE
LAS VEGAS, NEVADA                                           89104
-------------------------------------                     ---------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code (801) 485-7775
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March, 2003, there is no aggregate market value of the voting stock held by non-affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                               Outstanding as of March, 2003
$.001 PAR VALUE CLASS A COMMON STOCK                      1,000,000 SHARES

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I
ITEM 1.  Business.

         On January 22, 2003, the Company entered into a letter of intent to merge with Columbus, Ohio-based E Med Future, Inc., a Delaware corporation. As a result of the proposed transaction, the Company would acquire the E Med business and the shareholders of E Med would receive newly-issued shares equal to 95 percent of the post-transaction outstanding capital stock of the Company, and the Company would change its name to E Med Future, Inc. The letter of intent is subject to the companies' due diligence and other customary conditions, and although details of the transaction have been agreed to in principle, the successful completion of the merger cannot be guaranteed.

         E Med Future, Inc. recently introduced NeedleZap(R), a revolutionary safety device intended to help reduce accidental needlesticks by disintegrating the sharp portion of a hypodermic needle. The company received an approvable letter from the Center for Devices and Radiological Health of the Food and Drug Administration (FDA) stating NeedleZap met all FDA requirements for safety and effectiveness data testing. NeedleZap(R) was developed specifically to help reduce accidental injuries in the workplace. According to the American Nursing Association, there are an estimated one million accidental needlesticks reported in the United States in the healthcare industry alone. The applications for the product are far reaching and include healthcare professionals, law enforcement personnel, clinical researchers and sanitation workers.

         On July 31, 1998, control of the Company reverted back to its former controlling shareholders, Krista Nielson and Capital General Corporation, (the other former controlling shareholder, David R. Yeaman, transferred all his rights in the stock of the Company to Capital General Corporation on December 31, 1996) by reason of the failure of the purchasers of the former controlling shareholders' stock to complete the terms of the oral purchase agreement of January 10, 1996. After the resignation of Krista Nielson and David Yeaman as officers and directors of the Company on January 10, 1996 to complete the change in control of the Company in connection with the sale of 760,000 shares of the former controlling shareholders' common stock in the Company, new management reported said sale of stock and change in control on Form 8-K dated January 10, 1996. They did not mention in said report, however, or in subsequent reporting, that the transaction was not complete, that the stock had not been delivered to the purchasers and would not be unless payment for the stock had been made in full to the former controlling shareholders within the time allowed by the agreement, or that under the terms of the agreement failure to timely complete payment for the stock would result in total loss of their purchase rights to the stock. Thereafter said purchasers defaulted on their payments for the stock, and as a result the former controlling shareholders have not delivered the stock to the said purchasers but have terminated the agreement with them and held new elections for officers and directors.

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

         See also Item 9 regarding legal proceedings against officers and directors.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to the Company's security holders for a vote during the fiscal year ending December 31, 2002.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         There currently is not a trading market for the Company's $.001 par value common stock nor has there been a trading market for the Company's stock since its inception.

         As of March, 2003, there were 379 record holders of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

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

         As of March, 2003, the Company has no liquidity and no presently available capital resources, such as credit lines, guarantees, etc. and should a merger or acquisition prove unsuccessful, it is possible that the Company may be dissolved by the State of Nevada for failing to file reports, at which point the Company would no longer be a viable corporation under Nevada law and would be unable to function as a legal entity. Should management decide not to further pursue its acquisition activities, management may abandon its activities and the shares of the Company would become worthless. However, the Company's officers, directors and major shareholder, have made an oral undertaking to make loans to the Company in amounts sufficient to enable it to satisfy its reporting requirements and other obligations incumbent on it as a public company, and to commence, on a limited basis, the process of investigating possible merger and acquisition candidates. The Company's status as a publicly-held corporation may enhance its ability to locate potential business ventures. The loans will be interest free and are intended to be repaid at a future date, if or when the Company shall have received sufficient funds through any business acquisition. The loans are intended to provide for the payment of filing fees, professional fees, printing and copying fees and other miscellaneous fees.

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

ITEM 7.  Financial Statements and Supplementary Data.

         See Item 13.

                                      Smith
                                        &
                                     Company

           A Professional Corporation of Certified Public Accountants

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Micro-Economics, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Micro-Economics, Inc. (a Nevada development stage corporation) as of December 31, 2002 and 2001, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2002, 2001, and 2000, and for the period of March 14, 1990 (date of inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Micro-Economics, Inc. (a development stage company) as of December 31, 2002 and 2001, and the results of its operations, changes in stockholders' deficit, and its cash flows for the years ended December 31, 2002, 2001, and 2000, and for the period of March 14, 1990 (date of inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


                                                             /s/ Smith & Company
                                                   CERTIFIED PUBLIC  ACCOUNTANTS

 Salt Lake City, Utah
March 27, 2003


          10 West 100 South, Suite 700o Salt Lake City, Utah 84101-1554
              Telephone: (801) 575-8297o Facsimile: (801) 575-8306
                        E-mail: smithcocpa@earthlink.net
           Members: American Institute of Certified Public Accountants
               o Utah Association of Certified Public Accountants

                              MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                                                    December 31,
                                                                                             2002                  2001
                                                                                      -----------------     -----------------
         ASSETS
CURRENT ASSETS
       Cash in bank                                                                   $               0     $               0
                                                                                      -----------------     -----------------

                                                                TOTAL CURRENT ASSETS                  0                     0
                                                                                      -----------------     -----------------

                                                                                      $               0     $               0
                                                                                      =================     =================

         LIABILITIES & (DEFICIT)
CURRENT LIABILITIES
       Accounts payable                                                               $               0     $               0
                                                                                      -----------------     -----------------

                                                           TOTAL CURRENT LIABILITIES                  0                     0

STOCKHOLDERS' (DEFICIT)
         Common Stock $.001 par value:
         Authorized - 25,000,000 shares
         Issued and outstanding 1,000,000 shares                                                  1,000                 1,000
         Additional paid-in capital                                                                 666                   666
         Deficit accumulated during the development stage                                        (1,666)               (1,666)
                                                                                      -----------------     -----------------

                                                       TOTAL STOCKHOLDERS' (DEFICIT)                  0                     0
                                                                                      -----------------     -----------------

                                                                                      $               0     $               0
                                                                                      =================     =================


See Notes to Financial Statements.

                              MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                                                                                    3/14/90
                                                                                                                   (Date of
                                                                            Years Ended December 31,             Inception) to
                                                                       2002           2001            2000         12/31/02
                                                                  --------------  -------------  -------------  --------------
Net sales                                                         $            0  $           0  $           0  $            0
Cost of sales                                                                  0              0              0               0
                                                                  --------------  -------------  -------------  --------------
                                                    GROSS PROFIT               0              0              0               0

General & administrative expenses                                              0              0              0           1,666
                                                                  --------------  -------------  -------------  --------------

                                                        NET LOSS  $            0  $           0  $           0  $       (1,666)
                                                                  ==============  =============  =============  ==============

Net income (loss) per weighted average share                      $          .00  $         .00  $         .00
                                                                  ==============  =============  =============

Weighted average number of common shares
       used to compute net income (loss) per
       weighted average share                                          1,000,000      1,000,000      1,000,000
                                                                  ==============  =============  =============








See Notes to Financial Statements.

                              MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                                  Deficit
                                                                                                Accumulated
                                                         Common Stock            Additional       During           Stock
                                                        Par Value $.001            Paid-in      Development    Subscription
                                                    Shares          Amount         Capital         Stage        Receivable
                                                --------------  -------------  -------------  --------------  -------------
Balances at 3/14/90 (Date of inception)                      0  $           0  $           0  $            0  $           0
       Issuance of common stock (restricted)
         at $.001 per share at 3/14/90               1,000,000          1,000                                        (1,000)
       Net income for period                                                                               0
                                                --------------  -------------  -------------  --------------  -------------
Balances at 12/31/90                                 1,000,000          1,000              0               0         (1,000)
       Cash paid for stock subscription                                                                               1,000
       Net loss for year                                                                              (1,000)
                                                --------------  -------------  -------------  --------------  -------------
Balances at 12/31/91                                 1,000,000          1,000              0          (1,000)             0
       Net income for year                                                                                 0
                                                --------------  -------------  -------------  --------------  -------------
Balances at 12/31/92                                 1,000,000          1,000              0          (1,000)             0
       Net income for year                                                                                 0
                                                --------------  -------------  -------------  --------------  -------------
Balances at 12/31/93                                 1,000,000          1,000              0          (1,000)             0
       Net income for year                                                                                 0
                                                --------------  -------------  -------------  --------------  -------------
Balances at 12/31/94                                 1,000,000          1,000              0          (1,000)             0
       Net income for year                                                                                 0
                                                --------------  -------------  -------------  --------------  -------------
Balances at 12/31/95                                 1,000,000          1,000              0          (1,000)             0
       Stock sold (restricted) at $5.00
         per share 1/10/96                              20,000             20         99,980
       Stock cancelled 12/31/96                        (20,000)           (20)       (99,980)
       Net loss for year                                                                                (627)
                                                --------------  -------------  -------------  --------------  -------------
Balances at 12/31/96                                 1,000,000          1,000              0          (1,627)             0
       Net loss for year                                                                                 (39)
                                                --------------  -------------  -------------  --------------  -------------
Balances at 12/31/97                                 1,000,000          1,000              0          (1,666)             0
       Net income for year                                                                                 0
                                                --------------  -------------  -------------  --------------  -------------
Balances at 12/31/98                                 1,000,000          1,000              0          (1,666)             0
       Capital contribution                                                              666
       Net income for year                                                                                 0
                                                --------------  -------------  -------------  --------------  -------------
Balances at 12/31/99                                 1,000,000          1,000            666          (1,666)             0
       Net income for year                                                                                 0
                                                --------------  -------------  -------------  --------------  -------------
Balances at 12/31/00                                 1,000,000          1,000            666          (1,666)             0
       Net income for year                                                                                 0
                                                --------------  -------------  -------------  --------------  -------------
Balances at 12/31/01                                 1,000,000          1,000            666          (1,666)             0
       Net income for year                                                                                 0
                                                --------------  -------------  -------------  --------------  -------------

Balances at 12/31/02                                 1,000,000  $       1,000  $         666  $       (1,666) $           0
                                                ==============  =============  =============  ==============  =============




See Notes to Financial Statements.

                              MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                                                                                    3/14/90
                                                                                                                   (Date of
                                                                            Years Ended December 31,             Inception) to
                                                                       2002           2001            2000         12/31/02
                                                                  --------------  -------------  -------------  --------------
OPERATING ACTIVITIES
       Net income (loss)                                          $            0  $           0  $           0  $       (1,666)
       Changes in assets and liabilities:
           Accounts payable                                                    0              0              0               0
                                                                  --------------  -------------  -------------  --------------

                                                NET CASH USED BY
                                            OPERATING ACTIVITIES               0              0              0          (1,666)

INVESTING ACTIVITIES                                                           0              0              0               0
                                                                  --------------  -------------  -------------  --------------

                                                NET CASH USED BY
                                            INVESTING ACTIVITIES               0              0              0               0

FINANCING ACTIVITIES
       Proceeds from sale of common stock                                      0              0              0           1,000
       Capital contribution                                                    0              0              0             666
                                                                  --------------  -------------  -------------  --------------

                                            NET CASH PROVIDED BY
                                            FINANCING ACTIVITIES               0              0              0           1,666
                                                                  --------------  -------------  -------------  --------------

                                                INCREASE IN CASH
                                            AND CASH EQUIVALENTS               0              0              0               0

       Cash and cash equivalents at beginning of year                          0              0              0               0
                                                                  --------------  -------------  -------------  --------------

                                         CASH & CASH EQUIVALENTS
                                                  AT END OF YEAR  $            0  $           0  $           0  $            0
                                                                  ==============  =============  =============  ==============





See Notes to Financial Statements.

                              MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002


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

                  At December 31, 2002 a deferred tax asset has not been recorded due to the Company's lack of operations to provide income to use the net operating loss carryover of $1,666 which expires as follows:

                       Year Ended               Expires               Amount
                   -------------------    -------------------     --------------

                    December 31, 1991      December 31, 2006      $        1,000
                    December 31, 1996      December 31, 2011                 627
                    December 31, 1997      December 31, 2012                  39
                                                                  --------------

                                                                  $        1,666
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

                              MICRO-ECONOMICS, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                December 31, 2002


NOTE 5:           1996 ACTIVITY AND SUBSEQUENT EVENTS

                  In January 1996, there was a change in control of the Company. The new officers and directors attempted to establish business operations in Australia. The efforts were not successful and the transaction effecting the change in control was rescinded. Subsequent to December 31, 2000, current management retained a lawyer to search for liabilities, liens, and judgements against the Company in Australia. The search revealed no liabilities, liens, or other legal items recorded against the Company.

                  On January 22, 2003, the Company entered into a letter of intent to merge with Columbus, Ohio-based E Med Future, Inc., a Delaware corporation. As a result of the proposed transaction, the Company would acquire the E Med business and the shareholders of E Med would receive newly-issued shares equal to 95 percent of the post-transaction outstanding capital stock of the Company, and the Company would change its name to E Med Future, Inc. The letter of intent is subject to the companies' due diligence and other customary conditions, and although details of the transaction have been agreed to in principle, the successful completion of the merger cannot be guaranteed.

                  E Med Future, Inc. recently introduced NeedleZap(R), a revolutionary safety device intended to help reduce accidental needlesticks by disintegrating the sharp portion of a hypodermic needle. The company received an approvable letter from the Center for Devices and Radiological Health of the Food and Drug Administration (FDA) stating NeedleZap met all FDA requirements for safety and effectiveness data testing. NeedleZap(R) was developed specifically to help reduce accidental injuries in the workplace. According to the American Nursing Association, there are an estimated one million accidental needlesticks reported in the United States in the healthcare industry alone. The applications for the product are far reaching and include healthcare professionals, law enforcement personnel, clinical researchers and sanitation workers.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  Not Applicable.


                                    PART III

ITEM 9.  Directors and Executive Officers of the Registrant.

         The following table shows the positions held by the Company's officers and directors. The directors were appointed and will serve until the next annual meeting of the Company's stockholders, and until their successors have been elected and have qualified. The officers were appointed to their positions, and continue in such positions, at the discretion of the directors.

Name                     Age      Position
Krista Nielson           40       President, Director

Sasha Belliston          30       Secretary/Treasurer, Director

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

     SASHA BELLISTON, has been Director of the Company since July 1998, and in addition to her management position with the Company, she has been Vice President of Capital General since April, 1997 and Secretary of Capital General since May, 1999. For the past five years, Ms. Belliston has devoted her time primarily as a homemaker. Ms. Belliston serves as an officer and/or director in the following private corporations: Yeaman Enterprises, Inc. and Universal Associates, Inc., family holding companies, Four Star Ranch, Inc., a farmland development company, Argon Financial Corporation and Public Financial Corporation, investment companies.

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

         In 1997 in the United States District Court for the Eastern District of Pennsylvania, a former officer and director of the Company, David R. Yeaman, was convicted of conspiracy, wire fraud and securities fraud and sentenced to 14 months imprisonment, fined $20,000.00, and subjected to supervised release for three years following the prison term during which time he is required to not commit another crime, not engage in the securities and insurance industries, and various other standard conditions of supervised release. After serving ten months of the prison term he was transferred on January 8, 1999 to a half way house in Salt Lake City, Utah and he thereafter was released March 5, 1999. In the interim the government successfully appealed his sentence and fine, and as a result he was resentenced on April 10, 2000, at which time the Court made no changes to the prior prison sentence but did order Mr. Yeaman to pay $1,500,000 in restitution. The government successfully appealed again. Mr. Yeaman was resentenced on February 7, 2003 to a term of 27 months with credit for the 14 months he previously served. No change was made to the fine or restitution order, both of which have been paid in full.

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

ITEM 10.  Executive Compensation.

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

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of March, 2003, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and directors as a group.

                          Name and address                            Amount of                Percent
Title of class            of beneficial owner                  beneficial ownership            of class
--------------            -------------------                  --------------------            --------
Common Stock              Capital General Corporation 1,2                 920,400              92.04%
                          8661 So. Highland Drive, #150
                          Sandy, Utah 84093

Common Stock              Krista  Nielson1,2                               40,000               4.00%
                          8661 So. Highland Drive, #150
                          Sandy, Utah 84093

Common Stock              All Officers and
                          Directors as a Group 2                          960,400              96.04%

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

ITEM 12.  Certain Relationships and Related Transactions.

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

ITEM 13.  Exhibits and Reports on Form 8-K.

         Financial Statements and Financial Statement Schedules.

         Financial Statements - December 31, 2002, 2001 and 2000.

         Reports on Form 8-K.

         There were no reports on Form 8-K filed during the fourth quarter of 2002.

ITEM 14.  Controls and Procedures.

         On March 25, 2003, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

         There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MICRO-ECONOMICS, INC.

Date: March 28, 2003           By: s\Krista Nielson
                                  ------------------
                               Krista Nielson, President, CEO and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 28, 2003          By: s\Krista Nielson
                                 ------------------
                              Krista Nielson, President, CEO and Director


Date: March 28, 2003          By: s\Sasha Belliston
                                 -------------------
                              Sasha Belliston, Secretary/Treasurer,
                              CFO and Director

CERTIFICATIONS

I, Krista Nielson, certify that:

1. I have reviewed this annual report on Form 10-KSB of Micro-Economics, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

   s\Krista Nielson
 Krista Nielson, President, CEO and Director

CERTIFICATIONS

I, Sasha Belliston, certify that:

1. I have reviewed this annual report on Form 10-KSB of Micro-Economics, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: March 28, 2003

   s\Sasha Belliston
 Sasha Belliston, Secretary/Treasurer, CFO and Director