Form 10QSB
period 2003-03-31
E MED FUTURE INC
filed 2003-05-22
CIK 894552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2003

☐	Transition report under Section 13 or 15(d) of the Exchange Act

Commission file number: 33-55254-36

E Med Future, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	87-0485314
(State of incorporation)	(I.R.S. Employer Identification No.)

794 Morrison Road, Suite 911, Columbus, OH 43230
(Address of principal executive offices)

614-577-1009
(Issuer’s telephone number)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 24,850,000 shares of common stock, $0.001 par value per share, as of May 15, 2003

Transition Small Business Disclosure Format (check one):  Yes  ☐    No  ☑

Micro-Economics, Inc., 1800 E. Sahara Avenue, Las Vegas, Nevada 89104

(Former name and address)

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

E MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

Condensed Balance Sheets (Unaudited)

ASSETS
March 31, 2003
CURRENT ASSETS
Cash	$7,964
Accounts receivable	96,568
Inventory	212,433
Prepaid expenses	1,323

Total Current Assets	318,288
PROPERTY AND EQUIPMENT, net	125,854
PATENTS, net of amortization	164,358

$608,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Note payable to bank	$111,098
Accounts payable	67,616
Accrued rent to related party	27,000
Accrued expenses	5,101
Notes payable to related parties	$235,660

Total Current Liabilities	446,475

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized; 24,850,000 shares issued and outstanding	24,850

Additional paid-in-capital	1,081,815
Deficit accumulated during development stage	(944,640)

162,025

$608,500

The accompanying notes are an integral part of these financial statements.

E MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

Statements of Operations (Unaudited)

	Three Months Ended March 31		For the Period March 14, 1990 (Inception) through March 31, 2003
	2003	2002
SALES	$50,542	$95,035	$457,619
COST OF SALES	65,294	44,435	304,288

GROSS PROFIT (LOSS)	(14,752)	50,600	153,331
ADMINISTRATIVE EXPENSES
General administrative expenses	55,278	49,228	439,551
Stock based compensation	600,000	—	605,000
Depreciation and amortization	7,051	5,653	53,420

Total Administrative Expenses	662,329	54,881	$1,097,971

NET LOSS	$(677,081)	$(4,281)	$(944,640)

NET LOSS PER COMMON SHARE — BASIC AND DILUTED	$(0.56)	$(0.01)	$(0.78)

WEIGHTED AVERAGE SHARES OUTSTANDING	1,208,333	1,000,000	1,208,333

The accompanying notes are an integral part of these financial statements.

E MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

Statements of Cash Flows (Unaudited)

	Three Months Ended March 31		For the Period March 14, 1990 (Inception) through March 31, 2003
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(677,081)	(4,281)	(944,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Start up costs	—	—	19,177
Stock based compensation	600,000	—	605,000
Depreciation and amortization	7,051	5,653	53,420
Research and development costs	—	—	8,807
Changes in operating assets and liabilities
Accounts receivable	(41,568)	(44,204)	(96,568)
Inventory	9,053	16,745	(61,418)
Prepaid expenses	825	628	(1,323)
Accounts payable	37,303	29,241	67,616
Accrued expenses	4,165	6,368	32,101

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(60,252)	10,150	(317,828)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	—	(22,632)

NET CASH USED IN INVESTING ACTIVITIES	—	—	(22,632)

CASH FLOWS FROM FINANCING ACTIVITIES
Initial capitalization	—	—	1,666
Proceeds from note payable to bank	35,000	—	111,098
Proceeds from notes payable to related parties	20,000	—	235,660

NET CASH PROVIDED BY FINANCING ACTIVITIES	55,000	—	348,424

NET (DECREASE) INCREASE IN CASH	(5,252)	10,150	7,964
CASH AND CASH EQUIVALENTS—
Beginning	13,216	5,193	—

CASH AND CASH EQUIVALENTS—
Ending	$7,964	$15,343	$7,964

SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING AND FINANCING ACTIVITIES
Needle Zap Partnership contribution of assets to company
Inventory	—	—	151,015
Equipment	—	—	133,912
Patent	—	—	187,089

The accompanying notes are an integral part of these financial statements.

E MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

NOTE 1    BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of E Med Future, Inc., a Nevada corporation formerly known as Micro-Economics, Inc., and its wholly-owned subsidiary, E Med Future, Inc., a Delaware corporation, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the E-Med Future, Inc., formerly Micro-Economics, Inc., annual report on Form 10-KSB for the year ended December 31, 2003.

NOTE 2    DESCRIPTION OF BUSINESS

The Company and Nature of Business

E-Med Future, Inc. (the “Company”), a development stage enterprise, was organized under the laws of Delaware on August 25, 2000. The Company plans to manufacture and sell a device that can disable a hypodermic needle trademarked under the name “Needle Zap.” The Company had no operating activities from inception to December 31, 2000.

Reverse Merger

On April 4, 2003, Micro-Economics, Inc., a Nevada corporation (“Micro”), acquired all of the Company’s outstanding convertible preferred stock by the issuance of 19,850,000 shares of $0.001 par value common stock (the “Merger”). Simultaneously, Micro-Economics, Inc. changed its name to E-Med Future, Inc. In connection with the Merger, the Company became a wholly-owned subsidiary of Micro and the Company’s officers and directors replaced Micro’s officers and directors. Prior to the Merger, Micro was a non-operating “shell” corporation. Pursuant to Securities and Exchange Commission rules, the Merger of a private operating company (E Med Future, Inc.) into a non-operating public shell corporation with nominal net assets (Micro) is considered a capital transaction. Accordingly, for accounting purposes, the Merger has been treated as an acquisition of Micro by the Company and a recapitalization of the Company. The historical financial statements prior to April 4, 2003 are those of the Company.

NOTE 3    GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLANS

As shown in the accompanying financial statements, the Company incurred a net loss of $677,081 during the three months ended March 31, 2003 resulting in a deficit accumulated during the development stage of $944,640. Additionally the Company has a negative working capital of $128,187. The Company has recently received Food and Drug Administration (FDA) approval for its product as well as its manufacturing facility. Management’s plans include developing a marketing plan and sales force to market its product domestically and internationally. The Company may also have to obtain additional short-term financing to accomplish its sales and marketing plans.

These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4    ACQUISITION OF OPERATING ASSETS

On February 8, 2001, the Company signed an agreement with NeedleZap Partners, an Ohio general partnership, whereby the partnership transferred all of its assets to the Company in exchange for 500 shares of the Company’s convertible preferred stock and a royalty arrangement. An allocation of the purchase price was as follows:

Convertible Preferred Stock	$500,000
Fair value of net assets acquired
Inventory	$151,015
Equipment	133,912
Patent	187,089
Research and development costs	8,807
Start up costs	19,177

$500,000

NOTE 5    PATENT

The Company acquired a registered patent to produce the device that will disable a hypodermic needle. The total value assigned to the patent is $187,089 and is being amortized on a period of 15 years. Annual amortization for each of the succeeding five years will be approximately $12,500.

NOTE 6    ROYALTY AGREEMENT

The Company has entered into a royalty arrangement with NeedleZap General Partnership. For the period which will commence on December 1, 2000 and terminate on July 1, 2002, the Company will develop, manufacture and market NeedleZap units. For every unit sold, the Company will pay the Partnership a royalty of $5.00 until one million units are sold and/or all royalties are paid on or before July 1, 2002. If the Company does not sell one million devices within the 18 month term of the agreement, or at its sole option accelerate the monies due and payable had the Company sold one million units, the term of this agreement will be automatically extended and, further, the requirement to pay a $5.00 royalty on each unit sold will be increased from one million units to five million units regardless of how long it takes the company to sell five million units. Additionally, the Company has agreed to pay $1.00 per unit sold which will be divided amongst two officers of the Company and the Director of Research and Development.

NOTE 7    RELATED PARTY TRANSACTIONS

The Company has an informal lease arrangement with the President of the Company to provide administrative office space. The arrangement requires a monthly payment of $1,800. The lease arrangement has been in effect since January 1, 2002 and is on a month to month basis.

NOTE 8    SUBSEQUENT EVENT

On April 21, 2003, the Board of Directors authorized the issuance of 4,000,000 shares of its common stock to various consultants for prior services rendered. These shares have been valued at a discounted market price of $0.15 per share and have accordingly been treated as stock based compensation.

Item 2.    Management’s Discussion and Analysis

Recent Events

The Company was formed under the laws of the State of Nevada on March 14, 1990, but until this year we were a shell company with no significant operations other than seeking to identify an existing business to acquire. Trading in our stock was dependant on our acquisition of an operating business. On April 4, 2003, we participated in a merger in which we acquired E Med Future, Inc., a Columbus Ohio-based distributor of the NeedleZap®, a safety device intended to help reduce accidental hypodermic needle-sticks by disintegrating the sharp portion of the needle. In connection with the transaction, we issued 19,850,000 unregistered shares of our common stock (95% of our outstanding shares) to the former stockholders of E Med Future.

Pursuant to the terms of the merger agreement, we changed our corporate name from “Micro-Economics, Inc.” to “E Med Future, Inc.” In addition, our original directors resigned and were replaced by Robert J. Ochsendorf, D. Dane Donohue and Juan J. Perez. Messrs. Ochsendorf and Donohue now serve as our President and Executive Vice President, respectively. Our shares began trading on the Nasdaq Over-the-Counter Bulletin Board under the symbol “EMDF.OB” on April 17, 2003. For additional information about the merger, please see the Current Report on Form 8-K dated April 4, 2003 that we filed with the SEC on April 11, 2003.

Our Product

Our primary product is NeedleZap®, a revolutionary safety device intended to help reduce accidental injuries in the workplace by disintegrating the sharp portion of a hypodermic needle. When a hypodermic needle is inserted into the unit, the patented electrode system disintegrates the needle in approximately two seconds at 2200° F, leaving the syringe intact. According to the American Nursing Association, there are an estimated one million accidental needle-sticks reported in the United States in the healthcare industry alone. We believe the applications for the product are far reaching, and include healthcare professionals, law enforcement personnel, clinical researchers and sanitation workers. We currently have worldwide distribution contracts with American Health & Safety Products, Inc., and its wholly owned subsidiary AHSP International L.L.C., which have representation in the United States, Europe, China, South America, Central America and Canada.

Results of Operation

In December 2001, we filed a pre market approval application, or PMA, with The Center for Devices and Radiological Health (CDRH) of the Food and Drug Administration (FDA) for NeedleZap. On the basis of counsel’s advice, we determined that NeedleZap was not regulated by the CDRH as a medical device in veterinarian or law enforcement applications. Therefore, we opted to market NeedleZap in the United States to veterinarians and law enforcement professionals. Revenues generated from these sales would offset the costly and lengthy FDA approval process and provide funding for promotion, tooling, parts and the overall operations.

In July 2002, we received an approvable letter from the FDA stating that NeedleZap met all the requirements for the safety and effectiveness data testing for a Class 3 medical device. The approvable letter was subject to an FDA inspection that finds the manufacturing facilities, methods and controls in compliance with the applicable requirements of FDA quality system regulation. During the manufacturing inspectional phase in August 2002, the FDA requested that we suspend all sales to veterinarian and law enforcement markets until the product was fully approved. We voluntarily complied with the FDA’s request and suspended all sales in US markets.

On March 14, 2003, the FDA issued a final approval order letter for NeedleZap. Final labeling was submitted and approved on March 19, 2003 clearing the way to market NeedleZap in the United States in health care facilities and treatment settings.

With all regulatory matters resolved, we expect increased in sales in the coming quarters. Because we did not have full approval to market and sell our products until March 2003, we do not believe a detailed comparison of results from the first quarter of 2003 to the same period in 2002 to be informative.

We had sales of $50,542 in the first quarter of 2003, compared with $95,035 in the same period of 2002, a decrease of $44,493 or 46.8%. This decrease is primarily attributable to reduced sales as a result of our suspension of US sales at the request of the FDA.

Our gross loss of $14,752 in the first quarter of 2003 compares to a gross profit of $50,600 in 2002. The decrease in our profitability was caused by reduced sales and increased costs of sales as a result of our discarding 600 NeedleZap units that the FDA had determined were not saleble.

Administrative expenses increased $607,448 or 1,106.8% to $662,329 in the first quarter of 2003, from $54,881 in the first quarter of 2002. The increase was primarily caused by $600,000 in stock based compensation expenses in 2003 as a result of our issuance of four million shares in April as compensation for consulting services previously rendered.

As a result of the factors described above, our net loss increased to $677,081 or $0.56 a share in the first quarter of 2003, from a net loss of $4,281 or $0.01 a share in the same period of 2002.

Financial Condition and Liquidity

We had available cash of $7,964 on March 31, 2003. Cash used in operations was $60,252 for the first quarter of 2003 compared to net cash provided by operations of $10,150 for the first quarter of last year. The decrease reflects lower sales and higher expenses. As a result, in the first quarter of 2003, our accumulated deficited increased to $344,641.

On November 12, 2002, we entered into a credit facility with KeyBank National Association. The facility provides us with a working capital line-of-credit of up to $150,000 and bears interest at 4.75%. The credit facility is secured by all of E Med’s assets and must be paid back in full on demand. We presently have drawn $121,098 on the facility.

Our primary need for capital is to fund operations and the development of new products. Historically, our capital requirements have been met by a combination of loans from stockholders, our line of credit with Key Bank, and funds from operations. Now that we have obtained FDA approval for NeedleZap, we expect increased sale to meet our capital needs. In addition, we are developing new accessories to market with our NeedleZap product to generate additional revenues. However, sales may not be adequate to meet our cash needs, which would negatively impact our operations and development of new and ancillary products. For an overview of the risks we face, please see “Forward Looking Statements” below.

Forward Looking Statements

Some of the statements that we make in this report, including statements about our confidence in E Med’s prospects and strategies and our expectations about E Med’s sales expansion, are forward-looking statements within the meaning of § 21E of the Securities Exchange Act. Some of these forward-looking statements can be identified by words like “believe,” “expect,” “will,” “should,” “intend,” “plan,” or similar terms; others can be determined by context. Statements contained in this report that are not historical facts are forward-looking statements. These statements are necessarily estimates reflecting our best judgment based upon current information, and involve a number of risks and uncertainties. Many factors could affect the accuracy of these forward-looking statements, causing our actual results to differ significantly from those anticipated in these statements. While it is impossible to identify all applicable risks and uncertainties, they include:

•	our ability to execute our business plan;

•	our ability to successfully market and sell our products;

•	our ability to gain and retain market share from our competitors, many of whom have greater financial and other resources than we do;

•	the introduction of competing products by other firms;

•	our ability to protect our patents, copyrights and other intellectual property rights;

•	pressure on pricing from our competitors or customers;

•	continued availability of components for our products and stability in the cost of these components;

•	our reliance on subcontractors to manufacture our products;

•	our financial resources are limited and we are dependant on increasing sales to generate cash for operations; and

•	our ability to continue to comply with rules and regulations governing our products.

You should not place undue reliance on our forward-looking statements, which reflect our analysis only as of the date of this report. The risks and uncertainties listed above and elsewhere in this report and other documents that we file with the Securities and Exchange Commission, including our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, and any current reports on Form 8-K, must be carefully considered by any investor or potential investor in E Med.

Item 3.    Controls and Procedures

Robert J. Oschendorf, our President and Chief Executive Officer, and D. Dane Donohue, our Executive Vice President, have reviewed E Med’s disclosure controls and procedures within 90 days prior to the filing of this report. Based upon their review, they believe that our disclosure controls and procedures are effective in ensuring that material information related to E Med is communicated to them by others within the company responsible for reporting this information.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date that management carried out its evaluation.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

Not applicable.

Item 2.    Changes in Securities

As part of the merger in which we acquired E Med Future, our operating subsidiary, we issued 19,850,000 shares of our common stock to the former stockholders of E Med Future upon completion of the merger on April 4, 2003. The E Med Future stockholders received 5,000 shares of our common stock for every preferred share of E Med Future they owned. Please turn to “Recent Events“ on page 7 for additional information about the merger. We believe the issuance was exempt from registration under § 4(2) of the Securities Act and related regulations.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

In order to complete the merger with E Med Future, we needed to increase the number of our authorized common shares. The increase required an amendment to our articles of incorporation. Nevada law allows the majority stockholders of a Nevada corporation to adopt an amendment to the articles by written consent. In order to eliminate the cost and delay involved in holding a special meeting, Capital General Corporation and Krista Nielson, holding a total of 960,400 shares of our stock (96% of our then outstanding shares), approve the amendment by written consent on January 28, 2003. The amendment was effective on January 29, 2003 and increased the number of our authorized common shares from 25.0 million to 50.0 million.

An additional condition to the merger was that we change our corporate name to E Med Future to reflect our new business. In order to effect the name change as soon as possible, Capital General and Ms. Nielson approved the amendment on April 2, 2003. The amendment was filed on April 4, 2003 and changed our name from “Micro-Economics, Inc.” to “E Med Future, Inc.”

The same two stockholders also approved the merger agreement and merger with E Med Future on April 2, 2003. The merger was consummated on April 4, 2003. Please turn to “Recent Events“ on page 7 for additional information about the merger.

Item 5.    Other Information

Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K

Exhibits

3(i)(2)	Certificate of Amendment to Articles of Incorporation of the Company filed with the Nevada Secretary of State on January 29, 2003

3(i)(3)	Certificate of Amendment to Articles of Incorporation of the Company filed with the Nevada Secretary of State on April 4, 2003

99.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

On April 11, 2003 we filed a Current Report on Form 8-K dated April 4, 2003 announcing our acquisition of the business of E Med Future and related matters.

SIGNATURES

In accordance with the requirements of the Exchange Act, E Med caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E MED FUTURE, INC.

Date: May 20, 2003	/s/ D. DANE DONOHUE
By D. Dane Donohue, Executive Vice President

CERTIFICATIONS

I, Robert J. Oschendorf, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of E Med Future, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003	/s/ ROBERT J. OSCHENDORF
Robert J. Oschendorf President and Chief Executive Officer

I, D. Dane Donohue, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of E Med Future, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003	/s/ D. DANE DONOHUE
D. Dane Donohue Executive Vice President (principal financial officer)