Form 10QSB
period 2003-06-30
E MED FUTURE INC
filed 2003-08-14
CIK 894552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2003

☐	Transition report under Section 13 or 15(d) of the Exchange Act

Commission file number:  33-55254-36

E Med Future, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	87-0485314
(State of incorporation)	(I.R.S. Employer Identification No.)

794 Morrison Road, Suite 911, Columbus, OH 43230

(Address of principal executive offices)

614-577-1009

(Issuer’s telephone number)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  24,850,000 shares of common stock, $0.001 par value per share, as of May 15, 2003

Transition Small Business Disclosure Format (check one):    Yes    ☐        No    ☒

Micro-Economics, Inc., 1800 E. Sahara Avenue, Las Vegas, Nevada 89104

(Former name and address)

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

E-MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

CONDENSED BALANCE SHEETS (UNAUDITED)

ASSETS
June 30, 2003
CURRENT ASSETS
Cash	$7,143
Accounts receivable	176,485
Inventory	328,287
Prepaid expenses	3,857

Total Current Assets	515,772

PROPERTY AND EQUIPMENT, net	130,742
PATENTS, net of amortization	159,025

$805,539

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Note payable to bank	$141,098
Accounts payable	177,743
Accrued rent to related party	32,400
Accrued expenses	36,014
Notes payable to related parties	250,585

Total Current Liabilities	637,840

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized; 24,850,000 shares issued and outstanding	24,850
Additional paid-in-capital	1,081,816
Deficit accumulated during development stage	(938,967)

167,699

$805,539

The accompanying notes are an integral part of these financial statements.

E-MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,		For the Period March 14, 1990 (Inception) to June 30, 2003
	2003	2002	2003	2002
SALES	$196,987	$137,037	$247,529	$232,072	$603,605
COST OF SALES	58,558	112,073	67,869	156,508	291,034

GROSS PROFIT	138,429	24,964	179,660	75,564	312,571
ADMINISTRATIVE EXPENSES
General administrative expenses	80,475	47,179	123,647	96,407	586,024
Stock based compensation	—	—	600,000	—	605,000
Depreciation and amortization	7,285	7,415	14,354	13,068	60,514

Total administrative expenses	87,760	54,594	738,001	109,475	1,251,538

NET INCOME (LOSS)	$50,669	$(29,630)	$(558,341)	$(33,911)	$(938,967)

NET LOSS PER COMMON SHARE—BASIC AND DILUTED	$—	$—	$(0.03)	$(0.01)	$(0.48)

WEIGHTED AVERAGE SHARES OUTSTANDING			22,183,333	20,850,000	1,936,429

The accompanying notes are an integral part of these financial statements.

E-MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,		For the Period March 14, 1990 (Inception) through June 30, 2003
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(558,341)	$(33,911)	$(938,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Start up costs	—	—	19,177
Stock based compensation	600,000	—	605,000
Depreciation and amortization	14,354	13,068	60,514
Research and development costs	—	—	8,808
Changes in operating assets and liabilities
Accounts receivable	(172,485)	277	(176,485)
Inventory	(154,799)	108,665	(177,272)
Prepaid expenses	(665)	408	(3,857)
Accounts payable	123,733	(75,958)	177,743
Accrued expenses	47,166	1,361	68,414

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(101,037)	13,910	(356,925)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment/patents	(6,703)	(3,230)	(29,281)

NET CASH USED IN INVESTING ACTIVITIES	(6,703)	(3,230)	(29,281)

CASH FLOWS FROM FINANCING ACTIVITIES
Initial capitalization	1,666	—	1,666
Proceeds from note payable to bank	65,000	—	141,098
Proceeds from notes payable to related parties	35,000	—	250,585

NET CASH PROVIDED BY FINANCING ACTIVITIES	101,666	—	393,349

NET (DECREASE) INCREASE IN CASH	(6,074)	10,680	7,143
CASH AND CASH EQUIVALENTS—
Beginning	13,217	5,193	—

CASH AND CASH EQUIVALENTS—
Ending	$7,143	$15,873	$7,143

SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING AND FINANCING ACTIVITIES
Needle Zap Partnership contribution of assets to company
Inventory			$151,015
Equipment			133,912
Patent			187,089

The accompanying notes are an integral part of these financial statements.

E-MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1    BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the E-Med Future, Inc., formerly Micro-Economics, Inc., annual report on Form 10-KSB for the year ended December 31, 2002 and Notes 2-7 of Notes to Unaudited Condensed Financial Statements.

NOTE 2    DESCRIPTION OF BUSINESS

The Company and Nature of Business

E-Med Future, Inc., a development stage company, was organized under the laws of Delaware on August 25, 2000. The Company manufactures and sells a device that can disable a hypodermic needle trademarked under the name “Needle Zap.” The Company had no operating activities from inception to December 31, 2000.

Reverse Merger

On April 2003, Micro-Economics, Inc., a Nevada corporation, acquired all of the Company’s outstanding convertible preferred stock by the issuance of 19,850,000 shares of $0.001 par value common stock (the “Merger”). Simultaneously, Micro changed its name to E-Med Future, Inc. In connection with the Merger, the Company became a wholly owned subsidiary of Micro and the Company’s officers and directors replaced Micro’s officers and directors. Prior to the Merger, Micro was a non-operating “shell” corporation. Pursuant to Securities and Exchange Commission rules, the merger of a private operating company (E-Med Future, Inc.) into a non-operating public shell corporation with nominal net assets (Micro) is considered a capital transaction. Accordingly, for accounting purposes, the Merger has been treated as an acquisition of Micro by the Company and a recapitalization of the Company. The historical financial statements prior to April 4, 2003 are those of the Company.

NOTE 3    GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLANS

As shown in the accompanying financial statements, the Company incurred a net loss of $558,341 during the six months ended June 30, 2003 resulting in a deficit accumulated during the development stage of $938,967. Additionally the Company has a negative working capital of $122,068. The Company has received Food and Drug Administration (FDA) approval for its product as well as its manufacturing facility. Management’s plans include developing a marketing plan and sales force to market its product domestically and internationally. The Company may also have to obtain additional short-term financing to accomplish its sales and marketing plans.

E-MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3    GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLANS (CONTINUED)

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

$500,000

NOTE 5    PATENT

The Company acquired a registered patent to produce a device that will disable a hypodermic needle. The total value assigned to the patent is $187,089 and is being amortized on a period of 15 years. Annual amortization for each of the succeeding five years will be approximately $12,500.

NOTE 6    ROYALTY AGREEMENT

The Company has entered into a royalty arrangement with NeedleZap General Partnership. For the period which will commence on December 1, 2000 and terminate on July 1, 2002, the Company will develop, manufacture and market NeedleZap units. For every unit sold, the Company will pay the Partnership a royalty of $5.00 until one million units are sold and/or all royalties are paid on or before July 1, 2002. If the company does not sell one million devices within the 18 month term of the agreement, or at its sole option accelerate the monies due and payable had the Company sold one million units, the term of this agreement will be automatically extended and, further, the requirement to pay a $5.00 royalty on each unit sold will be increased from one million units to five million units regardless of how long it takes the company to sell five million units. Additionally, the Company has agreed to pay $1.00 per unit sold which will be divided among two officers of the company and the Director of Research and Development.

E-MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7    RELATED PARTY TRANSACTIONS

The Company has an informal lease arrangement with the President of the Company to provide administrative office space. The arrangement requires a monthly payment of $1,800. The lease arrangement has been in effect since January 1, 2002 and is on a month to month basis.

NOTE 8    STOCKHOLDERS’ EQUITY

On April 21, 2003, the Board of Directors authorized the issuance of 4,000,000 shares of its common stock to various consultants for prior services rendered. These shares have been valued at a discounted market price of $0.15 per share and have accordingly been treated as stock based compensation aggregating $600,000.

Item 2.    Management’s Discussion and Analysis

Our History

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

Recent Events

In July we announced the beginning of clinical testing and market evaluation of the first extensions to the NeedleZap product line—a dental parking station and butterfly needle burner. We have applied for patent protection for both products from the United States Patent & Trademark Office. If clearance is provided by the FDA, we expect to introduce these products into the marketplace during the first quarter of 2004.

The dental parking station was designed to provide a safer, temporary resting place for a hypodermic syringe. During a procedure, dentists often reuse a hypodermic needle on the same patient when additional anesthesia is required. Since the needle is not destroyed immediately after the initial use, dentists often recap the needle or leave the needle exposed, increasing the risk of an accidental needle-stick. The NeedleZap unit sits directly on the dental parking station so a dentist can recap the needle or disintegrate the hypodermic needle easily with one hand at the end of the procedure, decreasing this risk.

The butterfly needle burner was developed to accommodate needles not secured to a hypodermic syringe. Butterfly needles are used primarily for IVs and kidney dialysis. Since the original NeedleZap unit was intended to disintegrate hypodermic needles held by a syringe, the butterfly needle burner necessitated design modifications, including a change to the housing and repositioning of the electrode system.

To further expand our product offerings, on June 17, 2003, we entered into a strategic alliance agreement with UTEK Corporation, an innovative technology transfer company dedicated to building bridges between university-developed technologies and commercial organizations. UTEK will identify and evaluate new technologies developed by universities and government laboratories that would be synergistic with our existing product line for our possible acquisition.

Results of Operation

In December 2001, we filed a pre-market approval application, or PMA, with The Center for Devices and Radiological Health (CDRH) of the Food and Drug Administration (FDA) for NeedleZap. On the basis of counsel’s advice, we determined that NeedleZap was not regulated by the CDRH as a medical device in veterinarian or law enforcement applications. Therefore, we opted to market NeedleZap in the United States to veterinarians and law enforcement professionals. Revenues generated from these sales would offset the costly and lengthy FDA approval process and provide funding for promotion, tooling, parts and the overall operations.

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

With all regulatory matters resolved, we expect increased in sales in the coming quarters. Because we did not have full approval to market and sell our products until March 2003, we do not believe a detailed comparison of results from the first half of 2003 to the same period in 2002 to be informative.

Second Quarter of 2003 Compared to 2002

We had sales of $196,987 in the second quarter of 2003, compared with $137,037 in the same period of 2002, an increase of $59,950 or 43.7%. This increase is primarily attributable to sales following the FDA’s approval of NeedleZap in March 2003. Although sales increased, we devoted most of our efforts during the second quarter to presenting our product to major medical distributors for evaluation.

Our gross profit increased $113,465 to $138,429 in the second quarter of 2003 compared to $24,694 in 2002. The increase in our profitability was caused by an increase in sales coupled with a decrease in the cost of sales. The decrease in the cost of sales was primarily the result of the implementation of our new sales channel, American Health & Safety Products, Inc., which was not operational in 2002.

Administrative expenses increased $33,166, or 60.8%, to $87,760 in the second quarter of 2003 from $54,594 in the same quarter of 2002. The increase was primarily caused by higher general administrative expenses necessary to comply with FDA requirements.

As a result of the factors described above, we had net income of $50,669 in the second quarter of 2003, compared to a net loss of $29,630 for the same period of 2002.

First Half of 2003 Compared to 2002

We had sales of $247,529 in the first six months of 2003, compared with $232,072 in the same period of 2002, an increase of $15,457 or 6.7%. Sales were relatively steady as a result of lower sales in the first quarter prior to obtaining FDA approval offset by increased sales in the second quarter following the approval.

Our gross profit increased $104,096, or 137.8%, to $179,660 in the first half of 2003 compared to $75,564 in 2002. The increase in our profitability was caused by a reduction in the cost of sales coupled with relatively steady sales. The reduction in the cost of sales was primarily the result of the implementation of the American Health & Safety Products sales channel in 2003.

Administrative expenses increased $628,526, or 574.1%, to $738,001 in the first half of 2003 from $109,475 for the same period of 2002. The increase was primarily caused by $600,000 in stock based compensation expenses in the first quarter of 2003 as a result of our issuance of four million shares in April as compensation for consulting services previously rendered.

As a result of the factors described above, our net loss increased to $558,341 or $0.03 a share in the first half of 2003, from a net loss of $33,911 or $0.01 a share for the same period of 2002.

Financial Condition and Liquidity

We had available cash of $7,143 on June 30, 2003. Cash used in operations was $101,037 for the first six months of 2003 compared to net cash provided by operations of $13,910 for the first six months of last year, reflecting lower sales and higher expenses in 2003.

On November 12, 2002, we entered into a credit facility with KeyBank (NA). The facility provides us with a working capital line-of-credit of up to $150,000 and bears interest at 4.75%. The credit facility is secured by all of E Med’s assets and must be paid back in full on demand. We presently have drawn $141,098 on the facility.

Our primary need for capital is to fund operations and the development of new products. Historically, our capital requirements have been met by a combination of loans from stockholders, our line of credit with Key Bank, and funds from operations. Now that we have obtained FDA approval for NeedleZap and our distributors have had sufficient ramp-up time, we expect increased sales to meet our capital needs. In addition, we are developing two new NeedleZap products to help generate additional revenues. However, sales may not be adequate to meet our cash needs, which would negatively impact our operations and development of new and ancillary products. For an overview of the risks we face, please see “Forward Looking Statements” below.

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

Item 3.    Controls and Procedures

Robert J. Oschendorf, our President and Chief Executive Officer, and D. Dane Donohue, our Executive Vice President, have reviewed E Med’s disclosure controls and procedures as of June 30, 2003. Based upon their review, they believe that our disclosure controls and procedures are effective in ensuring that material information related to E Med is communicated to them by others within the company responsible for reporting this information.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls after June 30, 2003.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

Not applicable.

Item 2.    Changes in Securities

On June 17, 2003, we entered into a strategic alliance agreement with UTEK Corporation. For additional details, please turn to “Recent Events” on page three. We have agreed to issue UTEK 34,000 shares of our unregistered common stock to compensate UTEK for its services. We believe this issuance is exempt from registration under §4(2) of the Securities Act and related regulations.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.    Other Information

After the completion of our merger with and acquisition of E Med Future, Inc., our board of directors decided to dismiss our original independent auditors, Smith & Company, and engaged Meyler & Company, LLC, E Med’s auditors prior to the merger, to serve as our independent auditors going forward. On July 14, 2003 we filed a Current Report on Form 8-K with the SEC reporting the dismissal of Smith & Company and the appointment of Meyler & Company.

Item 6.    Exhibits and Reports on Form 8-K

Exhibits

31.1	CEO’s Rule 13a-14(a)/15d-14(a) Certification

31.2	CFO’s Rule 13a-14(a)/15d-14(a) Certification

32.1	Rule 13a-14(b)/15d-14(b) Certification (this certification will not be deemed “filed” for purposes of §18 of the Exchange Act or otherwise subject to the liability of that section)

Reports on Form 8-K

On June 16, 2003 we filed an amended Current Report on Form 8-K dated April 4, 2003 including financial statements relating to our acquisition of the business of E Med Future.

On July 14, 2003 we filed a Current Report on Form 8-K dated July 2, 2003 reporting that we had dismissed Smith & Company as our independent auditors and appointed Meyler & Company, LLC to serve in that capacity.

SIGNATURES

In accordance with the requirements of the Exchange Act, E Med caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E MED FUTURE, INC.

Date: August 13, 2003	/S/ D. DANE DONOHUE
By D. Dane Donohue, Executive Vice President