Form 10QSB
period 2003-09-30
E MED FUTURE INC
filed 2003-11-13
CIK 894552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2003
☐	Transition report under Section 13 or 15(d) of the Exchange Act

Commission file number: 33-55254-36

E Med Future, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	87-0485314

(State of incorporation)	(I.R.S. Employer Identification No.)

794 Morrison Road, Suite 911, Columbus, OH 43230

(Address of principal executive offices)

877-855-1319

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒        No    ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 24,884,000 shares of common stock, $0.001 par value per share, as of November 1, 2003

Transitional Small Business Disclosure Format (check one):    Yes    ☐         No    ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

E MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

CONDENSED BALANCE SHEETS (UNAUDITED)

ASSETS
September 30, 2003
CURRENT ASSETS
Cash	$2,911
Accounts receivable	226,246
Inventory	329,825
Prepaid expenses	24,706

Total Current Assets	583,688
PROPERTY AND EQUIPMENT, net	126,531
PATENTS, net of amortization	155,907

$866,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Note payable to bank	$141,098
Accounts payable	203,584
Accrued rent to related party	37,800
Accrued expenses	42,849
Notes payable to related parties	292,585

Total Current Liabilities	717,916
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized; 24,884,000 shares issued and outstanding	24,884
Additional paid-in-capital	1,112,382
Deficit accumulated during development stage	(989,056)

148,210

$866,126

The accompanying notes are an integral part of these financial statements.

E MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		For the Period March 14, 1990 (Inception) to September 30, 2003
	2003	2002	2003	2002
SALES	$96,094	$2,320	$343,623	$234,392	$699,699
COST OF SALES	54,346	32,443	122,215	188,951	345,380

GROSS PROFIT (LOSS)	41,748	(30,123)	221,408	45,441	354,319
ADMINISTRATIVE EXPENSES
General administrative expenses	84,507	79,798	208,153	176,205	670,531
Stock based compensation	—	—	600,000	—	605,000
Depreciation and amortization	7,330	6,718	21,684	19,786	67,844

Total administrative expenses	91,837	86,516	829,837	195,991	1,343,375

NET INCOME (LOSS)	$(50,089)	$(116,639)	$(608,429)	$(150,550)	$(989,056)

NET LOSS PER COMMON SHARE-BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.03)	$(0.01)	$(0.41)

WEIGHTED AVERAGE SHARES OUTSTANDING			23,559,670	20,850,000	2,417,846

The accompanying notes are an integral part of these financial statements.

E MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,		For the Period March 14, 1990 (Inception) to September 30, 2003
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(608,429)	$(150,550)	$(989,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Start up costs	—	—	19,177
Stock based compensation	600,000	—	605,000
Depreciation and amortization	21,684	19,786	67,843
Research and development costs	—	—	8,808
Amortization of prepaid expense	8,925	—	8,925
Changes in operating assets and liabilities
Accounts receivable	(222,246)	1,207	(226,246)
Inventory	(156,337)	51,015	(178,810)
Prepaid expenses	160	(2,335)	(3,031)
Accounts payable	149,574	(67,817)	203,584
Accrued expenses	59,400	2,026	42,849

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(147,269)	(146,668)	(440,957)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment/patents	(6,703)	(22,631)	(29,281)

NET CASH USED IN INVESTING ACTIVITIES	(6,703)	(22,631)	(29,281)

CASH FLOWS FROM FINANCING ACTIVITIES
Initial capitalization	1,666	—	1,666
Proceeds from note payable to bank	65,000	—	141,098
Proceeds from notes payable to related parties	77,000	215,660	330,385

NET CASH PROVIDED BY FINANCING ACTIVITIES	143,666	215,660	473,149

NET (DECREASE) INCREASE IN CASH	(10,306)	46,361	2,911
CASH AND CASH EQUIVALENTS – Beginning	13,217	5,193	—

CASH AND CASH EQUIVALENTS – Ending	$2,911	$51,554	$2,911

SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING AND FINANCING ACTIVITIES
Needle Zap Partnership contribution of assets to company
Inventory	—	—	$151,015
Equipment	—	—	133,912
Patent	—	—	187,089
Issuance of 34,000 shares valued at $.90 purchase for Strategic Alliance Agreement	$30,600	—	$30,600

The accompanying notes are an integral part of these financial statements.

E MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1    BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the E Med Future, Inc., formerly Micro-Economics, Inc., annual report on Form 10-KSB for the year ended December 31, 2003 and Notes 2-7 of Notes to Unaudited Condensed Financial Statements.

NOTE 2    DESCRIPTION OF BUSINESS

The Company and Nature of Business

E Med Future, Inc. (the Company), a development stage enterprise, was organized under the laws of Delaware on August 25, 2000. The Company plans to manufacture and sell a device that can disable a hypodermic needle trademarked under the name “Needle Zap.” The Company had no operating activities from inception to December 31, 2000.

Reverse Merger

On April 2003, Micro-Economics, Inc. (“Micro”), a Nevada corporation, acquired all of the Company’s outstanding convertible preferred stock by the issuance of 19,850,000 shares of $0.001 par value common stock (the “Merger”). Simultaneously, Micro-Economics, Inc. changed its name to E Med Future, Inc. In connection with the Merger, the Company became a wholly owned subsidiary of Micro and the Company’s officers and directors replaced Micro’s officers and directors. Prior to the Merger, Micro was a non-operating “shell” corporation. Pursuant to Securities and Exchange Commission rules, the Merger of a private operating company (E Med Future, Inc.) into a non-operating public shell corporation with nominal net assets (Micro) is considered a capital transaction. Accordingly, for accounting purposes, the Merger has been treated as an acquisition of Micro by the Company and a recapitalization of the Company. The historical financial statements prior to April 4, 2003 are those of the Company.

NOTE 3    GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLANS

As shown in the accompanying financial statements, the Company incurred a net loss of $608,429 during the nine months ended September 30, 2003 resulting in a deficit accumulated during the development stage of $989,056. Additionally the Company has a negative working capital of $134,228. The Company has received Food and Drug Administration (FDA) approval for its product as well as its manufacturing facility.

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

NOTE 4    ACQUISITION OF OPERATING ASSETS

On February 8, 2001, the Company signed an agreement with NeedleZap Partners, an Ohio General Partnership whereby the Partnership transferred all of its assets to the Company in exchange for shares of the Company’s stock and a royalty arrangement. An allocation of the purchase price was as follows:

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

NOTE 6    ROYALTY AGREEMENT

The Company has entered into a royalty arrangement with NeedleZap General Partnership. Commencing on December 1, 2000, the Company agreed to develop, manufacture and market NeedleZap units. For every unit sold, the Company agreed to pay the Partnership a royalty of $5.00 until one million units are sold and/or all royalties are paid on or before July 1, 2002. The term of this agreement was automatically extended and, further, the requirement to pay a $5.00 royalty on each unit sold was increased from one million units to five million units regardless of how long it takes the company to sell five million units. Additionally, the Company has agreed to pay $1.00 per unit sold which will be divided amongst two officers of the Company and the Director of Research and Development.

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

NOTE 9    STRATEGIC ALLIANCE AGREEMENT

On June 12, 2003, the Board of Directors authorized the issuance of 34,000 shares of its common stock for services to be rendered, during a 12 month period commencing June 12, 2003, under a Strategic Alliance Agreement wherein UTEK Corporation will use its best efforts to identify new technologies that could be acquired by the company. These shares have been valued at a discounted market price of $0.90 per share.

Item 2.     Management’s Discussion and Analysis

Our History

The Company was formed under the laws of the State of Nevada on March 14, 1990, but until this year we were a shell company with no significant operations other than seeking to identify an existing business to acquire. Trading in our stock was dependant on our acquisition of an operating business. On April 4, 2003, we participated in a merger in which we acquired E Med Future, Inc., a Columbus, Ohio-based distributor of the NeedleZap®, a safety device intended to help reduce accidental hypodermic needlesticks by disintegrating the sharp portion of the needle. In connection with the transaction, we issued 19,850,000 unregistered shares of our common stock (95% of our outstanding shares) to the former stockholders of E Med Future.

Pursuant to the terms of the merger agreement, we changed our corporate name from “Micro-Economics, Inc.” to “E Med Future, Inc.” In addition, our original directors resigned and were replaced by Robert J. Ochsendorf, D. Dane Donohue and Juan J. Perez. Messrs. Ochsendorf and Donohue now serve as our President and Executive Vice President, respectively. Our shares began trading on the Over-the-Counter Bulletin Board under the symbol “EMDF.OB” on April 17, 2003. For additional information about the merger, please see the Current Report on Form 8-K dated April 4, 2003 that we filed with the SEC on April 11, 2003.

Our Product

Our primary product is the NeedleZap®, a revolutionary safety device intended to help reduce accidental needlestick injuries in the workplace by disintegrating the sharp portion of a hypodermic needle. When a hypodermic needle is inserted into the unit, the patented electrode system disintegrates the needle in approximately two seconds at 2200° F, leaving the syringe intact. According to the American Nursing Association, there are an estimated one million accidental needlesticks reported in the United States in the healthcare industry alone. We believe the applications for the product are far reaching, and include healthcare professionals, law enforcement personnel, clinical researchers and sanitation workers. We currently have worldwide distribution contracts with American Health & Safety Products, Inc., and its wholly owned subsidiary, AHSP International L.L.C., which have representation in the United States, Europe, China, South America, Central America and Canada.

Recent Events

In August, we announced our expansion into Uganda through a distribution partner in Africa, Global Marketing Group. Global Marketing is currently working with Ugandan-based Lily Pharmacy (U) Ltd. to market the NeedleZap® unit to hospitals, clinics and pharmacies throughout Uganda. Since 1974, Lily has been importing pharmaceuticals and medical supplies for wholesale and retail distribution. Lily Pharmacy is not affiliated with Eli Lilly and Company.

In October, our sales and marketing partner, American Health & Safety Products, secured an agreement with Mercury Medical to distribute NeedleZap® to the medical/surgical market. Mercury Medical is a medical products distributor and manufacturer, concentrating on the critical care areas of the hospital, physician office, clinic, surgery center and homes with oxygen/durable medical equipment and supplies. As part of the agreement, Mercury Medical will have the exclusive rights to distribute NeedleZap® to the 140 dealer members of the

Independent Medical Co-Op (IMCO), a leading co-op for medical supply distributors targeting physicians, hospitals, nursing homes, home health, EMS, industrial and other related markets.

In November, we announced that American Health & Safety Products had secured an agreement with National Distribution & Contracting, Inc. to distribute NeedleZap® to the medical/surgical market through their StarLine, ABCO, and CIDA distributor members. The agreement also includes the NeedleZap® dental unit, currently under development, which will be marketed to the dental industry through National Distribution & Contracting’s ADC and UDD members once FDA approval is obtained.

Results of Operation

In December 2001, we filed a pre-market approval application, or PMA, with The Center for Devices and Radiological Health (CDRH) of the Food and Drug Administration (FDA) for NeedleZap®. On the basis of counsel’s advice, we determined that NeedleZap® was not regulated by the CDRH as a medical device in veterinarian or law enforcement applications. Therefore, we opted to market NeedleZap® in the United States to veterinarians and law enforcement professionals. Revenues generated from these sales would offset the costly and lengthy FDA approval process and provide funding for promotion, tooling, parts and the overall operations.

In July 2002, we received an approvable letter from the FDA stating that NeedleZap® met all the requirements for the safety and effectiveness data testing for a Class 3 medical device. The approvable letter was subject to an FDA inspection that found the manufacturing facilities, methods and controls in compliance with the applicable requirements of FDA quality system regulation. During the manufacturing inspectional phase in August 2002, the FDA requested that we suspend all sales to veterinarian and law enforcement markets until the product was fully approved. We voluntarily complied with the FDA’s request and suspended all sales in U.S. markets.

On March 14, 2003, the FDA issued a final approval order letter for NeedleZap®. Final labeling was submitted and approved on March 19, 2003, clearing the way to market NeedleZap® in the United States in health care facilities and treatment settings.

With all regulatory matters resolved, we anticipate an increase in sales in the coming quarters. Because we did not have full approval to market and sell our products until March 2003, we do not believe a detailed comparison of results from the first nine months of 2003, to the same period in 2002 to be informative.

Third Quarter of 2003 Compared to 2002

Our sales increased $93,774 to $96,094 in the third quarter of 2003 from $2,320 in the same period of 2002. This increase is primarily attributable to sales following the FDA’s approval of NeedleZap® in March 2003 and the addition of international distribution channels through American Health & Safety Products. Although sales increased, we continued to devote most of our efforts during the third quarter to presenting our product to major medical distributors for evaluation.

Our gross profit was $41,748 in the third quarter of 2003 compared to a loss of $30,123 in 2002. This improvement was caused by an increase in sales only partially offset by an increase in the cost of sales. The relative decrease in the cost of sales as a percentage of sales was primarily the result of the implementation of our new sales channel, American Health & Safety Products, Inc., which was not operational in 2002.

Administrative expenses increased $5,321, or 6.2%, to $91,837 in the third quarter of 2003 from $86,516 in the same quarter of 2002. The increase was primarily caused by higher general administrative expenses necessary to comply with FDA requirements.

As a result of the factors described above, we had a net loss of $50,089 in the third quarter of 2003, compared to a net loss of $116,639 for the same period of 2002.

First Nine Months of 2003 Compared to 2002

We had sales of $343,623 in the first nine months of 2003, compared with $234,392 in the same period of 2002, an increase of $109,231 or 46.6%. This increase is primarily attributable to sales following the FDA’s approval of NeedleZap® in March 2003.

Our gross profit increased $175,967 to $221,408 in the first three quarters of 2003 compared to $45,441 in 2002. Our improved profitability was caused by an increase in sales coupled with a reduction in the cost of sales. The reduction in the cost of sales was primarily the result of the implementation of the American Health & Safety Products sales channel in 2003.

Administrative expenses increased $633,846 to $829,837 in the first nine months of 2003 from $195,991 for the same period of 2002. The increase was primarily caused by $600,000 in stock based compensation expenses in the first quarter of 2003 as a result of our issuance of four million shares in April as compensation for consulting services previously rendered.

As a result of the factors described above, our net loss increased to $608,429 or $0.03 a share, in the first three quarters of 2003, from a net loss of $150,550, or $0.01 a share, for the same period of 2002.

Financial Condition and Liquidity

We had available cash of $2,911 on September 30, 2003. Cash used in operations remained steady at $147,269 for the first nine months of 2003 compared to $146,668 for the first nine months of last year.

On November 12, 2002, we entered into a credit facility with KeyBank (NA). The facility provides us with a working capital line-of-credit of up to $150,000 and bears interest at 4.75%. The credit facility is secured by all of E Med’s assets and must be paid back in full on demand. We presently have drawn $141,098 on the facility.

Our primary need for capital is to fund operations and the development of new products. Historically, our capital requirements have been met by a combination of loans from stockholders, our line of credit with Key Bank, and funds from operations. Now that we have obtained FDA approval for NeedleZap® and our distributors have had sufficient ramp-up time, we expect increased sales to meet our capital needs. In addition, we are developing new

NeedleZap® products to help generate additional revenues. However, sales may not be adequate to meet our cash needs, which would negatively impact our operations and development of new and ancillary products. For an overview of the risks we face, please see “Forward Looking Statements” below.

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

Item 3. Controls and Procedures

Robert J. Ochsendorf, our President and Chief Executive Officer, and D. Dane Donohue, our Executive Vice President, have reviewed E Med’s disclosure controls and procedures as of September 30, 2003. Based upon their review, they believe that our disclosure controls and procedures are effective in ensuring that material information related to E Med is communicated to them by others within the company responsible for reporting this information.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

Not applicable.

Item 2.     Changes in Securities and Use of Proceeds

Not applicable.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.     Other Information

Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	CEO’s Rule 13a-14(a)/15d-14(a) Certification

31.2	CFO’s Rule 13a-14(a)/15d-14(a) Certification

32.1	Rule 13a-14(b)/15d-14(b) Certification (this certification will not be deemed “filed” for purposes of §18 of the Exchange Act or otherwise subject to the liability of that section)

(b)	Reports on Form 8-K

On July 14, 2003, we filed a Current Report on Form 8-K dated July 2, 2003 reporting that we had dismissed Smith & Company as our independent auditors and appointed Meyler & Company, LLC to serve in that capacity.

SIGNATURES

In accordance with the requirements of the Exchange Act, E Med Future, Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E MED FUTURE, INC.

Date: November 13, 2003	/s/ D. DANE DONOHUE

By D. Dane Donohue, Executive Vice President