Form 10KSB
period 2003-12-31
E MED FUTURE INC
filed 2004-03-30
CIK 894552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

☐	Transition report under Section 13 or 15(d) of the Exchange Act

Commission file number: 33-55254-36

E Med Future, Inc.

(Name of small business issuer in its charter)

Nevada	87-0485314
(State of incorporation)	(I.R.S. Employer Identification No.)

794 Morrison Road, Suite 911, Columbus, OH 43230

(Address of principal executive offices)

877-855-1319	www.NeedleZap.com
(Issuer’s telephone number)	(Issuer’s website)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB  ☒

State issuer’s revenues for its most recent fiscal year. $325,409

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $17,140,510 as of March 1, 2004.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 26,134,000 shares of common stock, $0.001 par value per share, as of March 1, 2004

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

i

ii

PART I

Item 1. Description of Business.

Headquartered in Columbus, Ohio, E Med Future, Inc. manufactures and markets products designed to reduce accidental hypodermic needlestick injuries. Our primary product, NeedleZap®, completely disintegrates the sharp portion of the needle. According to the American Nursing Association, there are an estimated one million accidental needlesticks reported in the United States in the healthcare industry alone. We believe the applications for the product are far reaching, and include healthcare professionals, law enforcement and correctional personnel, veterinarians, military, clinical researchers, hospitality, and sanitation workers. NeedleZap is designed to work within the parameters of recent OSHA needlestick mandates which require employers to take advantage of new technologies to prevent needlesticks in the workplace.

Our History

The Company was formed under the laws of the State of Nevada on March 14, 1990, but until last year we were a shell company with no significant operations other than seeking to identify an existing business to acquire. Trading in our stock was dependant on our acquisition of an operating business. On April 4, 2003, we participated in a merger in which we acquired E Med Future, Inc., our operating subsidiary. In connection with the transaction, we issued 19,850,000 unregistered shares of our common stock (95% of our outstanding shares) to the former stockholders of E Med Future.

Pursuant to the terms of the merger agreement, we changed our corporate name from “Micro-Economics, Inc.” to “E Med Future, Inc.” In addition, our original directors resigned and were replaced by Robert J. Ochsendorf, D. Dane Donohue and Juan J. Perez. Messrs. Ochsendorf and Donohue now serve as our CEO and executive vice president, respectively. Our shares began trading on the Over-the-Counter Bulletin Board under the symbol “EMDF.OB” on April 17, 2003. For additional information about the merger, please see the Current Report on Form 8-K dated April 4, 2003 that we filed with the SEC on April 11, 2003.

Our Products

Our primary product is NeedleZap®, a revolutionary safety device intended to help reduce accidental needlestick injuries by disintegrating the sharp portion of a hypodermic needle. When a hypodermic needle is inserted into the unit, the patented electrode system disintegrates the needle in approximately two seconds at 2200° F.

In July 2003, we announced the beginning of clinical testing and market evaluation of the first extensions to the NeedleZap product line which include a dental parking station and butterfly needle burner. Both products are currently in development and we are presently in the process of obtaining patent protection for these new products. We anticipate that both products will involve supplements to our existing FDA pre market approval; therefore, introduction and timing of these products into the marketplace will be contingent on FDA approval.

The dental parking station is intended to provide a safer, temporary resting place for a hypodermic syringe. During a procedure, dentists often reuse a hypodermic needle on the same patient when additional anesthesia is required. Since the needle is not destroyed immediately after the initial use, dentists often recap the needle or leave the needle exposed, increasing the risk of an accidental needlestick injury. The NeedleZap unit sets directly on the dental parking station enabling the dentist to recap, or disintegrate, the hypodermic needle easily with one hand at the end of the procedure, and significantly reducing the risk of a needlestick injury.

The butterfly needle burner is intended to accommodate needles not secured to a hypodermic syringe. Butterfly needles are used primarily for IV’s and kidney dialysis. Since the original NeedleZap unit was intended to disintegrate hypodermic needles held by a syringe, the butterfly needle burner necessitated design modifications, including a change to the housing and repositioning of the electrode system.

To further expand our product offerings, we have entered into a strategic alliance agreement with UTEK Corporation (AMEX:UTK), an innovative technology transfer company dedicated to building bridges between university developed technologies and commercial organizations. UTEK will identify and evaluate new technologies developed by universities and government laboratories that would be synergistic with our existing product line for our possible acquisition.

On December 30, 2003, we acquired Medical Safety Technologies, Inc. from UTEK. Medical Safety Technologies, or MSTI, holds the worldwide exclusive license to a patented invention, known as the Safe Receptacle for Sharps, that is designed to aid in the safe transport of sterile and used sharp medical instruments. This Emory University invention was developed to help reduce the possibility of needlestick injuries by maintaining medical instruments in an angled, accessible position while encasing their sharp edges. We are enthusiastic about adding the Safe Receptacle for Sharps device to our product line and believe that it is a complimentary technology to our NeedleZap® product. By expanding our future product line, we hope to bring added value to the sales and distribution channel we are building.

Recent Events

In October 2003, Columbus Business First selected E Med as #1 on their list of the Top 25 Publicly Held Companies of Greater Columbus. On January 29, 2004, we were presented with this prestigious award honoring our performance recognizing us as an industry leader.

In November 2003, E Med was nominated for two awards by the Columbus Technology Council. In January 2004, we were presented the “Outstanding Start-Up Business” TopCAT Award recognizing us as the 2003 Top Contributor to the Advancement of Technology. The annual TopCAT Awards program recognizes individuals, organizations, corporations and partnerships helping to build a strong technology community in Central Ohio. The outstanding start-up business award recognizes a technology business started within the last three years demonstrating innovation, growth and potential. E Med also was a finalist for the Technology Council’s “Product or Service of the Year” award category.

Distribution of Our Products

We currently have worldwide distribution contracts with American Health & Safety Products, Inc., and its wholly owned subsidiary, AHSP International L.L.C., which have representation in the United States, Europe, South America, Central America and Canada. AHSP has secured agreements with Mercury Medical and National Distribution & Contracting, Inc. to distribute NeedleZap to the medical/surgical market. Mercury Medical is a medical products distributor and manufacturer for the critical care areas of hospitals, physician’s offices, clinics, surgery centers and homes with oxygen/durable medical equipment and supplies.

Mercury Medical has the exclusive rights to distribute NeedleZap to the 140 dealer members of the Independent Medical Co-Op (IMCO), a leading co-op for medical supply distributors targeting physicians, hospitals, nursing homes, home health, EMS, industrial and other related markets. National Distribution & Contracting distributes NeedleZap to the medical/surgical market through their StarLine, ABCO, and CIDA distributor members.

On March 14, 2003, through our Ohio distributor Westfield 1, we were awarded a U.S. General Service Administration (GSA) contract (GS-074-0097N) which makes the NeedleZap available to all government agencies including military applications. We are currently listed in government buying guides.

On January 6, 2004, we presented NeedleZap to the U.S. Air Force Special Medical Device Evaluation Center in Ft. Detrick, Maryland. The air force ordered three NeedleZap units for evaluation. We are optimistic that once the evaluation is complete, NeedleZap could be used in military applications.

Global Marketing Group, a distribution partner in Africa, is currently working with Ugandan-based Lily Pharmacy (U) Ltd. to market NeedleZap to hospitals, clinics and pharmacies throughout Uganda. Since 1974, Lily has been importing pharmaceuticals and medical supplies for wholesale and retail distribution. Lily Pharmacy is not affiliated with Eli Lilly and Company. Lily Pharmacy has numerous marketing activities underway to expand the use of NeedleZap in Uganda and Rwanda. There have been numerous articles published in the local newspapers regarding the benefits of NeedleZap. The government city council of Kampala asked Mr. Lubega of Lily to write a paper on the present needle disposal methods of being used and the potential danger needles and dangers in Kampala. The recommendations of his paper included the use of NeedleZap. This information will be presented to the council meeting by the medical officers of the Health in the City Council. Mr. Lubega wrote “This paper may lead to a disposal policy for the City and once this is done many municipalities will adopt the method.”

We submitted a proposal to purchase NeedleZap to the Nigerian military. NeedleZap was included as a line item in the military budget and is pending approval. The military is the major organized health care provider in the country and could carry over in to the private sectors.

NeedleZap was recently demonstrated before the minister of health and the assistant minister of health of Ghana, who was impressed with the potential use and benefits of the unit. Purchases are pending their budgetary decisions. Global Marketing submitted application to the Food and Drug Board in Ghana. They have given approval to market the product in Ghana pending the final certification of the NeedleZap. NeedleZap is currently being demonstrated and/or in use in approximately 30 different hospitals and health care facilities in that country.

Global Marketing submitted a proposal to the Coca-Cola Company to purchase NeedleZap units on behalf of hospitals and other health facilities for donations. According to Global, Coca-Cola responded well to the proposal as part of their HIV/AIDS awareness efforts. The purchases are pending the budget approvals.

Research and Development

In 2003, our research and development costs were $364 and we spent $8,519 on R&D in 2002. We plan to increase our R&D budget in 2004. In addition, to supplement our own R&D efforts, we entered into a strategic alliance agreement with UTEK Corporation to identify and evaluate new technologies developed by universities and government laboratories that would be synergistic with our existing product line for our possible acquisition. Please turn to “Our Products” at page 1 for more information about our relationship with UTEK.

Patents and Trademarks

Patents and trademarks are critical in the medical device industry. We believe strongly in protecting our intellectual property and have applied for two U.S. patents in connection with our NeedleZap product line and have registered the “NeedleZap” trademark. Our Medical Safety Technologies subsidiary’s Safe Receptacle for Sharps is also protected by a U.S. patent. In addition, we have applied for patent protection with respect to technologies covered by our U.S. patent applications in the Peoples Republic of China and intend to file for all countries protected in the Patent Cooperation Treaty. We also rely upon trade secrets and proprietary know-how. We intend to aggressively enforce our intellectual property rights if necessary. However, our intellectual property rights may not provide us with any significant degree of protection from our competitors. Please turn to “Competition” below for additional information about competition in our business.

We do not believe that our products infringe on the intellectual property rights of others and we are not aware of anyone presently infringing on our rights. However, infringements that we are unaware of may exist now or may arise in the future. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation may be necessary to enforce our intellectual property rights or to defend E Med against claimed infringement of the rights of others. Any litigation would be costly and time consuming, and an adverse determination could subject us to significant liability or require us to seek licenses from third parties to allow us to continue to sell our products.

Royalty Agreement

We acquired the NeedleZap technology from NeedleZap Partners in exchange for shares of our stock and a royalty of $5.00 for every NeedleZap unit we sell until five million units are sold. Additionally, we have agreed to pay $1.00 per unit sold which will be divided amongst two of our officers and our director of research and development. For additional information about these royalty arrangements, please see Note H of our financial statements at page F-10. This fee has been temporarily waived until E Med becomes profitable.

Employees

We have two full-time employees, our executive vice president and national sales manager. Our CEO serves part-time without compensation. We presently out-source manufacturing and other key aspects of our business. We plan to add additional personnel as our growth warrants.

Principal Suppliers

We have contracted with Frantz Medical Development Ltd. to manufacture our products. Frantz Medical has been approved by the FDA to manufacture NeedleZap units. In addition, we believe that there are a number of domestic and foreign manufacturers with whom we could subcontract the manufacturing of our products at competitive rates who would also satisfy applicable quality assurance standards.

Our products are primarily comprised of ABS plastic, batteries, wiring, copper electrodes and aluminum. All of these materials and components are readily available from numerous suppliers at competitive pricing.

Competition

The medical waste disposal sector is highly competitive and is presently dominated by Baxter International, Inc., Johnson & Johnson, Kimberly-Clark, Steri-Cycle, Waste Management, BMI and other large suppliers who manufacture and sell medical waste disposal system products that store, and in some instances, treat certain contaminated medical instruments until removed for further treatment, but do not themselves decontaminate the instruments. There are generally substantial disposal costs associated in connection with contaminated products.

Our strategy is to develop a niche market within the industry through our ability to destroy commonly used syringes with a product that is both portable and relatively inexpensive — the NeedleZap unit. We believe these factors distinguish our product from the generally less portable and substantially more expensive products offered by our competitors. In addition, we believe the patent pending status of NeedleZap together with the application and review time necessary for FDA approval of any similar competitive device should provide us with a competitive advantage, at least for a period of time. Of course, we cannot guaranty that these advantages will allow us to compete successfully or that one of our competitors will not develop a superior product. This is especially true given that many of our competitors are larger, have significantly greater resources, and broader product lines than we do.

Governmental Regulations

Because we manufacture and sell medical devices, our products, packaging and manufacturing procedures are subject to regulations by the Food and Drug Administration (FDA) and the Department of Health and Human Services and similar state agencies. Medical devices are classified into three regulatory categories (Classes I, II and III). The amount of regulation varies dependant upon the classification. NeedleZap is an FDA class III device. Because these types of devices are relatively new to the marketplace they are subject to the highest level of regulation. The FDA has reviewed and approved NeedleZap (PMA P010065) for sale in the United States.

Our products are also subject to regulation in foreign countries. For example, NeedleZap is considered an EU Class I medical device and must qualify for and bear the “CE Mark” in European Union countries. Depending upon the distribution relationships established to market our products in countries other than the United States, we may be responsible for obtaining approval to sell in those countries. NeedleZap may be sold in Africa, Australia, Canada, Central America, China, Europe, Mexico and South America.

In addition to the regulatory framework for product approvals, we are subject to regulation under federal and state laws, including requirements regarding occupational safety, environmental protection and hazardous substance control. We are not aware of any specific environmental liabilities that we would incur in connection with our business. Our sales and marketing practices are subject to regulation by the U.S. Department of Health and Human Services, pursuant to federal anti-kickback laws, and are also subject to similar state laws.

We have devoted substantial financial and human resources to comply with these extensive regulations by the FDA and other government agencies and will continue to do so in the future. If we failed to comply with applicable regulations we would be subject to administrative and criminal actions, which would likely significantly harm our business. Our operations may also be negatively impacted if the U.S. or state governments or the governments of other countries where we market our products pass new legislation or if courts issue new rulings with respect to existing legislation governing our products. Continued compliance with regulatory requirements is likely to be costly.

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

How to Learn More About E Med

We file annual, quarterly and special reports and other information with the SEC. Our SEC filings are available to the public over the internet at the SEC’s web site at SEC.gov. You may also read and copy any document we file at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference room in Washington, D.C. by calling the SEC at 1-800-SEC-0330. To learn more about E Med you can also contact us directly at the address or phone number listed below or visit our website at NeedleZap.com.

E Med Future, Inc.

794 Morrison Road

Suite 911

Columbus, Ohio 43230

Phone: 877- 855-1319

Item 2. Description of Property.

We lease office and warehouse space in Columbus, Ohio from a company owned by our CEO for $1,800 a month. For additional information, please turn to “Lease with CEO” at page 15.

Item 3. Legal Proceedings.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common stock is currently traded on the Over-The-Counter Bulletin Board (“OTCBB”) under the trading symbol “EMDF.OB.” The following table lists the high and low closing sale prices of our common stock during 2003 as reported on the OTCBB. These sale prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. There was no market for our stock before March 2003.

	High	Low
Fourth Quarter	$1.35	$0.29
Third Quarter	$2.85	$1.10
Second Quarter	$3.73	$2.50

There were approximately 997 stockholders of record of the Company’s common stock as of March 1, 2004. We estimate that an additional 500 stockholders own stock in their accounts at brokerage firms and other financial institutions.

We intend to reinvest our earnings, if any, in the business, and have never declared or paid, and do not intend to declare or pay, any cash dividends on our stock.

On December 30, 2003, we acquired Medical Safety Technologies from UTEK Corporation in exchange for 1,250,000 shares of our unregistered common stock. For additional detail, please turn to “Recent Events” on page 2. We believe this issuance is exempt from registration under § 4(2) of the Securities Act and related regulations.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

We manufacture and market products designed to reduce accidental hypodermic needlestick injuries. Our primary product, NeedleZap®, completely disintegrates the sharp portion of the needle. Please turn to “Our Products” at page 1 for a more detailed discussion of our product line. There are an estimated one million accidental needlesticks reported in the United States in the healthcare industry alone, and we believe the applications for our products are far reaching. NeedleZap is designed to work within the parameters of recent OSHA needlestick mandates which require employers to take advantage of new technologies to prevent needlesticks in the workplace. We also believe there is a potential global market in developed as well as developing countries. For example, NeedleZap could be a component in the fight against AIDS in many African countries where the disease is endemic. For additional information about our global marketing efforts, please see “Distribution of Our Products” at page 3.

Looking Ahead

We incurred net losses in 2002 and 2003 while we obtained FDA approval for our NeedleZap product, applied for patent protection and entered into distribution relationships. We have not had significant sales volume to date, but now that we have FDA approval and established distribution channels, we are excited about the prospect for sales in the United States and abroad. With all regulatory matters resolved, we anticipate an increase in sales in 2004. Of course, we cannot guaranty that sales will increase or that we will be able to attain profitability.

Background

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

In July 2002, we received an approvable letter from the FDA stating that NeedleZap met all the requirements for the safety and effectiveness data testing for a Class III medical device. The approvable letter was subject to an FDA inspection that found the manufacturing facilities, methods and controls in compliance with the applicable requirements of FDA quality system regulation. During the manufacturing inspectional phase in August 2002, the FDA requested that we suspend all sales to veterinarian and law enforcement markets until the product was fully approved. We voluntarily complied with the FDA’s request and suspended all sales in U.S. markets.

On March 14, 2003, the FDA issued a final approval order letter for NeedleZap. Final labeling was submitted and approved on March 19, 2003, clearing the way to market NeedleZap in the United States in healthcare facilities and treatment settings.

Results of Operations

We are a development stage company. Because we did not have full approval to market and sell our products until March 2003, we do not believe a detailed comparison of results from 2003 to 2002 to be informative.

Net Sales

We had sales of $325,409 in 2003, compared with $243,796 in 2002, an increase of $81,613 or 33.5%. This increase is primarily attributable to sales following the FDA’s approval of NeedleZap in March 2003. We sold approximately 5,900 NeedleZap units in 2003 compared to 4,400 in 2002.

Costs and Expenses

Operating costs and expenses increased $641,705, or 118.4%, to $1,183,700 in 2003 from $541,995 in 2002. The increase was primarily caused by $600,000 in stock based compensation expenses in the first quarter of 2003 as a result of our issuance of four million shares in April as compensation for consulting services previously rendered. Selling, general and administrative expense also increased due to distributor training and promotional costs, only partly offset by a decrease in the cost of goods sold. The reduction in the cost of goods sold was primarily the result of the implementation of the American Health & Safety Products sales channel in 2003.

Other expenses increased to $8,290 in 2003 from $510 in 2002, due to an increase in interest expense resulting from higher balances outstanding on our debt in 2003.

Net Loss

In 2003, our net loss increased to $866,581 or $0.05 a share, from a net loss of $298,709, or $0.03 a share, in 2002, as increased sales were more than offset by increased costs, primarily relating to stock based compensation expenses.

Selected Financial Data

The following table includes selected financial information for 2002 and 2003. Please turn to our audited financial statements beginning at page F-1, including the accompanying footnotes, for additional information.

	Year Ended December 31		Increase (Decrease)
	2002	2003	Dollars	Percentage
Net sales	$243,796	$325,409	$81,613	33.5%
Net earnings (loss)	(298,709)	(866,581)	(567,872)	(190.1)%
Net earnings (loss) per share	(0.03)	(0.05)	(0.02)	(66.7)%

Total assets	491,315	1,100,305	608,990	124.0%
Stockholders’ equity	124,374	276,893	152,519	122.6%

Financial Condition and Liquidity

We had available cash of $204,447 on December 31, 2003, compared to $13,217 at the end of 2002. The increase is primarily the result of our acquisition of Medical Safety Technologies on December 30, 2003. MSTI had $200,000 in cash when acquired. For additional information regarding the acquisition, please turn to “Recent Events” on page 2. Cash used in operations decreased 36.4% to $165,960 in 2003 from $261,081 in 2002, primarily due to costs associated with the FDA application process in 2002.

On November 12, 2002, we entered into a credit facility with KeyBank (NA). The facility provides us with a working capital line-of-credit of up to $150,000 and currently bears interest at 4.5%. The credit facility is secured by all of E Med’s assets and must be paid back in full on demand. We presently have drawn $141,098 on the facility.

In 2003, our director of research purchased an existing $215,585 loan and advanced additional funds bringing total funds advanced to $320,585. The new consolidated loan is due December 31, 2006 and bears interest at 7%.

Our primary need for capital is to fund operations and the development of new products. Historically, our capital requirements have been met by a combination of loans from stockholders, our line of credit with Key Bank, and funds from operations. Now that we have obtained FDA approval for NeedleZap and our distributors have had sufficient ramp-up time, we expect increased sales to meet our capital needs. In addition, we are developing new NeedleZap products to help generate additional revenues. However, sales may not be adequate to meet our cash needs, which would negatively impact our operations and development of new and ancillary products. For an overview of the risks we face, please turn to “Forward Looking Statements” on page 6.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Critical Accounting Policies

Our independent auditors’ report contains a “going concern” note. In Note C of our financial statements the auditors point out that we have incurred net losses that raise “substantial concerns” about our ability to continue as a going concern. For more information, please turn to our audited financial statement beginning on page F-1 and Note C in particular on page F-8. Although we recognize that we have incurred significant losses while in the development phase, now that we have obtained FDA approval for NeedleZap we are confident about our prospects. Of course, we cannot guaranty that we will be able to successfully attain sustained profitability.

For a discussion of addition significant accounting policies that impact our financial reporting, please turn to Note B of our financial statements beginning on page F-6.

Item 7. Financial Statements.

Our 2003 and 2002 consolidated financial statements audited by Meyler & Company, LLC follow this annual report beginning on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On April 4, 2003, we participated in a merger in which we acquired E Med Future, Inc., our operating subsidiary. In connection with the merger, our board of directors evaluated whether to retain Smith & Company, our original independent auditors, or engage Meyler & Company, LLC, the subsidiary’s auditors prior to the merger, as our independent auditors. We decided to dismiss Smith & Company and engage Meyler & Company. The decision to dismiss Smith & Company and retain Meyler & Company as independent auditors was approved by our board of directors on July 2, 2003.

The audit reports of Smith & Company on our financial statements for the years ended December 31, 2001 and 2002 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During 2001 and 2002 and through the date of our dismissal of Smith & Company in 2003 there were no disagreements with Smith & Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedure, which disagreements, if not resolved to the satisfaction of Smith & Company, would have caused them to make reference thereto in connection with their reports on the financial statements for those years.

During 2001 and 2002 and the subsequent interim period prior to its engagement in 2003, we did not consult Meyler & Company regarding any of the items, events or circumstances listed in Item 304(a)(2) of Regulation S-B, other than in connection with the merger. Specifically, after consummation of the merger, we discussed with Meyler & Company the accounting treatment with respect to the merger and the unaudited financial statements contained in the Form 10-QSB for the quarter ended March 31, 2003 filed on May 22, 2003 and the pro forma financial information giving effect to the merger contained in the Form 8-K/A filed on June 16, 2003. We did not consult with Smith & Company regarding the accounting treatment of the merger.

For additional information regarding our change in auditors, please see our Current Report on Form 8-K dated July 2, 2003 and filed with the SEC on July 14, 2003.

Item 8A. Controls and Procedures.

Robert J. Ochsendorf, our president and chief executive, and D. Dane Donohue, our executive vice president, have reviewed E Med’s disclosure controls and procedures as of December 31, 2003. Based upon their review, they believe that our disclosure controls and procedures are effective in ensuring that information that we are required to report in our SEC filings is recorded, processed, summarized and reported in a timely manner.

There were no changes in the fourth quarter of 2003 in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART III

Item 9. Directors and Executive Officers of the Registrant.

Our directors and executive officers are:

Robert J. Ochsendorf, age 52, is president, chief executive officer and co-founder of E Med. In addition, Mr. Ochsendorf has been the president and CEO of the E.R. Ochsendorf Company, a company engaged in creative marketing and product development, since 1992. Founded in 1967, E.R. Ochsendorf services some of the most recognized retail chains, pharmaceutical companies, financial institutions, and top businesses in the United States. He is also a member of ASI’s (Advertising Specialty Institute) Multi-Million Dollar Club and PPAI (Promotional Products Association International). Mr. Ochsendorf is currently a member of the Wexner Center for the Arts Corporate Council, and past president of the Specialty Advertising Association of Central Ohio.

D. Dane Donohue, age 55, is the executive vice president and a director of E Med. Mr. Donohue co-founded E Med in August 2000. From 1985 to 1998, Mr. Donohue also served as the vice president of the S.M. Donohue Co., Inc., specializing in the restoration of commercial and residential properties damaged as a result of fire, wind and water for all major insurance carriers. His responsibilities included contract negotiations and daily management with property owners, mortgage holders, insurance companies, banks, vendors, work crews and sub-contractors. Mr. Donohue is currently president of Falon Music, a publishing company registered with the American Society of Composers, Authors and Publishers and the Harry Fox Agency, Inc. He has served on the Executive Board of the American Federation of Musicians, Local 159 as vice president and president and is also the owner/operator of The Woodhouse Digital Recording Studios.

Juan J. Perez, age 48, is a director of E Med. In 1997, Mr. Perez founded the only Hispanic-owned law firm in Central Ohio (Perez & Morris LLC). Prior to opening his own office, Mr. Perez was associated with a major Columbus, Ohio law firm, first as an associate and later as a partner. He also served as general counsel and vice president of administration for a publicly-traded company from 1994 to 1996. Mr. Perez is a member of the Ohio Hispanic Chambers of Commerce, the Greater Columbus Hispanic Chamber of Commerce, the U.S. Hispanic Chamber of Commerce, the Small Business Council of the Greater Columbus Chamber of Commerce, the Small Business Council of the Ohio State Chamber of Commerce, the Ohio Small Business Council Governing Board, the Ohio Advisory Committee to the U.S. Civil Rights Commission and the Bureau of Motor Vehicles Citizens Advisory Committee.

Committees of the Board

We are still in the early stages of our business plan and have not yet realized significant revenues. Because we are still in the start-up phase, our board consists of only three directors — Messrs. Ochsendorf, who also serves as our president, Donohue, our executive vice president, and Perez. Because of the small size of our board, the directors have not designated audit, nominating or other committees. Instead, these responsibilities are handled by the entire board. Without an audit committee, we do not presently have a director that qualifies as “an audit committee financial expert” under SEC rules. Although we are pleased with the diverse skills and level of expertise that our directors possess, we hope to attract additional independent members to sit on our board in the future.

Code of Ethics

In the wake of the recent corporate scandals, the SEC has adopted rules encouraging companies to adopt written ethical guidelines for their officers and employees. We believe strongly in the importance of ethical conduct in our business endeavors, and on January 1, 2004, our board of directors unanimously adopted a code of conduct and ethics that applies to all of our officers, directors and employees, including our principal executive officer and principal financial and principal accounting officer. A copy of our code is attached to this annual report as Exhibit 14.

Compliance with § 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock, to make filings with the SEC reporting their ownership of our common stock and to furnish us with copies of these filings. Based solely on our review of copies of reports furnished to us, we believe that all § 16(a) filing requirements were met in 2003. Copies of these filings are available on the SEC’s website at SEC.gov or our website at NeedleZap.com.

Item 10. Executive Compensation.

Robert J. Ochsendorf, our chief executive, presently serves without compensation while we are in the start-up phase of our business. He does not devote all of his time to E Med and does not have an employment agreement with the company. We did not pay any of our officers or employees more than $100,000 in 2003. None of our officers or employees has an employment or severance contract or similar agreement with the company.

Director Compensation

Our directors are not compensated for serving on our board.

Equity Compensation Plans

We do not have any equity compensation plans that provide for the issuance of our shares or options to purchase our shares.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists the stock ownership of all shareholders who beneficially own more that 5% of our stock as well as our executive officers and directors as of March 1, 2004.

	Shares	Percentage
Significant Shareholders PR Market Research Company 16738 Maryann Furnace Road Nashport, Ohio 43830	2,500,000	9.6%

Officers and Directors Robert J. Ochsendorf 794 Morrison Road Columbus, Ohio 43230	2,500,000	9.6%

D. Dane Donohue 794 Morrison Road Columbus, Ohio 43230	2,500,000	9.6%

Juan J. Perez Perez & Morris, LLC 8000 Ravine’s Edge Court Suite 300 Columbus, Ohio 43235	625,000	2.4%

All executive officers and directors as a group	5,625,000	21.5%

Item 12. Certain Relationships and Related Transactions.

Lease with CEO

We have an informal lease arrangement with E.R. Ochsendorf Company, a company owned by Robert J. Ochsendorf, our chief executive, to pay $1,800 per month, or $21,600 a year, for office and warehouse space in Columbus, Ohio. We have paid only a portion of the rent to date, and accrued the remainder. The lease is month to month and is not covered by a written agreement.

Supply Arrangement with CEO

Mr. Ochsendorf’s company also provides us with supplies, boxes, labels and shipping services. E.R. Ochsendorf Company billed us $36,045 in 2003 and $37,060 in 2002 for these services.

Royalty Agreements with Officers

We have agreed to pay a royalty of $1.00 for every NeedleZap unit sold which will be divided amongst Mr. Ochsendorf, our chief executive, D. Dane Donohue, our executive vice president, and our director of research and development. They have agreed to temporarily waive this fee until E Med is profitable.

Loans from Employees

In 2002, an employee advanced E Med $215,585. On November 25, 2003, our director of research and development purchased this loan and lent us additional funds, bringing total funds advanced to $320,585. The new consolidated loan is due December 31, 2006 and pays interest at 7% a year.

Item 13. Exhibits, Lists and Reports on Form 8-K.

Exhibits

2.1	Agreement and Plan of Merger dated April 2, 2003 by and among Micro-Economics, Inc., E Med Sub, Inc. and E Med Future, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 11, 2003 (Reg. No. 033-55254))

2.2	Agreement and Plan of Acquisition by and between Medical Safety Technologies, Inc., UTEK Corporation and E Med Future, Inc. dated December 20, 2003 (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 14, 2004 (Reg. No. 033-55254))

3(i)(1)	Articles of Incorporation of the Company (Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on December 2, 1992 (Reg. No. 033-55254))

3(i)(2)	Certificate of Amendment to Articles of Incorporation of the Company filed with the Nevada Secretary of State on January 29, 2003 (Incorporated by reference to the

Company’s Quarterly Report on Form 10-QSB dated March 31, 2003 as filed with the Securities and Exchange Commission on May 22, 2003 (Reg. No. 033-55254))

3(i)(3)	Certificate of Amendment to Articles of Incorporation of the Company filed with the Nevada Secretary of State on April 4, 2003 (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB dated March 31, 2003 as filed with the Securities and Exchange Commission on May 22, 2003 (Reg. No. 033-55254))

3(ii)(1)	Bylaws of the Company (Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on December 2, 1992 (Reg. No. 033-55254))

3(ii)(2)	Amendment No. 1 to the Bylaws of the Company*

4.1	Form of Consulting and Subscription Agreement (Incorporated by reference to the Company’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on May 12, 2003 (Reg. No. 333-105151))

14	Code of Conduct and Ethics of the Company*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed with this annual report

Reports on Form 8-K

On January 14, 2004, we filed a Current Report on Form 8-K dated December 30, 2003 reporting that we had acquired Medical Safety Technologies, Inc. from UTEK Corporation in exchange for 1,250,000 shares of our common stock.

On March 15, 2004, we filed a Current Report on Form 8-K dated December 30, 2003 including Medical Safety Technologies’ audited financial statements as of December 30, 2003 and E Med’s pro forma financial information giving effect to the acquisition of Medical Safety Technologies.

Item 14. Principal Accountant Fees and Services.

The table on the next page lists the aggregate fees billed for professional audit services provided to us by Meyler & Company, LLC, our principal accountants, for the audit of our 2002 and 2003 annual financial statements and for other services rendered.

	2002	2003
Audit fees	6,750	6,750
Audit related fees	—	5,650
Tax fees	—	—
All other fees	—	—

TOTAL	6,750	12,400

Because of the small size of our board, the directors have not designated an audit committee. Instead, these responsibilities are handled by the entire board, which considers and pre-approves any audit or non-audit services to be performed by Meyler & Company. Our board believes the services provided by Meyler & Company are compatible with maintaining our auditor’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, E Med Future, Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E MED FUTURE, INC.

Date: March 30, 2004	/s/ D. Dane Donohue
By D. Dane Donohue, Executive Vice President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of E Med Future, Inc. and in the capacities and on the dates indicated.

Date: March 30, 2004	/s/ Robert J. Ochsendorf
Robert J. Ochsendorf, President, Chief Executive Officer and Director

Date: March 30, 2004	/s/ D. Dane Donohue
D. Dane Donohue, Executive Vice President and Director

Date: March 30, 2004	/s/ Juan J. Perez
Juan J. Perez, Director

E-MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

MEYLER & COMPANY, LLC

ONE ARIN PARK

1715 HIGHWAY 35

MIDDLETOWN, NJ 07748

Independent Auditors’ Report

To the Board of Directors

E-Med Future, Inc.

Columbus, Ohio

We have audited the accompanying consolidated balance sheets of E-Med Future, Inc. and subsidiary (a Development Stage Company and formerly known as Micro-Economics, Inc.) as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of E-Med Future, Inc. and subsidiaries as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the consolidated financial statements, the Company incurred a net loss of $866,581and $298,709 for the years ended December 31, 2003 and 2002, respectively and there are existing uncertain conditions the Company faces relative to its capital raising and sales activities. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    Meyler & Company, LLC

Middletown, NJ

March 1, 2004

E-MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS
Cash	$204,443	$13,217
Accounts receivable, net of allowance for doubtful account of $15,100 in 2003	99,562	4,000
Inventory	312,268	173,488
Prepaid expenses	14,026	3,191

Total Current Assets	630,299	193,896
EQUIPMENT, net of depreciation	128,717	132,158

PATENTS AND LICENSES
Patents, net of amortization $34,300 and $21,828 in 2003 and 2002 respectively	341,289	165,261

	$1,100,305	$491,315

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable to bank	$141,098	$76,098
Notes payable to related party		215,585
Accounts payable	250,923	54,010
Accounts payable to related party	66,976	21,000
Accrued expenses	43,830	248

Total Current Liabilities	502,827	366,941

LONG-TERM DEBT

Notes payable to related party	320,585

STOCKHOLDERS’ EQUITY
Common stock $0.001 par value, 50,000,000 authorized, 26,134,000 and 1,000,000 issued and outstanding at December 31, 2003 and 2002 respectively	26,134	1,000
Paid-in-capital	1,499,632	505,666
Deficit accumulated during development stage	(1,248,873)	(382,292)

	276,893	124,374

	$1,100,305	$491,315

See accompanying notes to consolidated financial statements.

E-MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Period March 14, 1990 (Inception) to December 31, 2003

	Common Shares	Common Stock	Paid in Capital	Accumulated Deficit	Total
Inception, March 14, 1990 to December 31, 2000	1,000,000	$1,000	$666	$(1,666)
Net loss for the year ended December 31, 2001				(81,917)	$(81,917)

Balance December 31, 2001	1,000,000	1,000	666	(83,583)	(81,917)
Net loss for the year ended December 31, 2001				(298,709)	(298,709)

Balance December 31, 2002	1,000,000	1,000	666	(382,292)	(380,626)
Issuance of common shares for preferred stock in reverse merger	19,850,000	19,850	485,150		505,000
Issuance to consultants for services rendered @ $0.15 per share	4,000,000	4,000	596,000		600,000
Issuance for Strategic Alliance Agreement @ $0.90 per share	34,000	34	30,566		30,600
Issuance of shares for acquisition of MSTI @ $0.3108 per share	1,250,000	1,250	387,250		388,500
Net loss for the year ended December 31, 2003				(866,581)	(866,581)

Balance December 31, 2003	26,134,000	$26,134	$1,499,632	$(1,248,873)	$276,893

E-MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended December 31,		Period March 14, 1990 (Inception) to December 31, 2003
	2003	2002
NET SALES	$325,409	$243,796	$681,485

COSTS AND EXPENSES-
Cost of goods sold	142,693	182,929	365,858
Selling, general and administrative	411,919	323,901	867,443
Research and development	364	8,519	8,883
Stock based compensation	600,000		605,000
Depreciation and amortization	28,724	26,646	74,884

Total Costs and Expenses	1,183,700	541,995	1,922,068

NET OPERATING LOSS	(858,291)	(298,199)	(1,240,583)
OTHER INCOME (EXPENSE)
Interest and other income	23		23
Interest expense	(8,313)	(510)	(8,313)

Total Other Expenses	(8,290)	(510)	(8,290)

NET LOSS	$(866,581)	$(298,709)	$(1,248,873)

NET LOSS PER COMMON SHARE - (Basic and diluted)	$(0.05)	$(0.03)	$(0.53)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	17,822,583	1,000,000	2,373,752

See accompanying notes to consolidated financial statements.

E-MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2003 and 2002

	For the Years Ended December 31,		Period March 14, 1990 (Inception) to December 31,
	2003	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(866,581)	$(298,709)	$(1,248,873)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,724	26,646	74,884
Stock based compensation	600,000		605,000
Research and development costs			8,808
Start-up costs			19,177
Amortization of prepaid expense	16,575		16,575
Changes in operating assets and liabilities:
Accounts receivable	(95,562)	(2,793)	(99,562)
Inventory	(138,780)	23,450	(161,253)
Prepaid expenses	3,192	(2,266)
Accounts payable	196,913	(23,143)	250,923
Accounts payable to related party	66,977		66,977
Accrued expenses	22,582	15,734	43,830

Net Cash Used in Operating Activities	(165,960)	(261,081)	(423,514)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(12,810)	(22,578)	(35,388)

Net Cash Used in Investing Activities	(12,810)	(22,578)	(35,388)

CASH FLOWS FROM FINANCING ACTIVITIES
Initial capitalization			1,666
Cash acquired in acquisition	200,000		200,000
Notes payable to bank	65,000	76,098	141,098
Notes payable to related party	105,000	215,585	320,585

Net Cash Provided by Financing Activities	370,000	291,683	663,349

NET INCREASE IN CASH	191,230	8,024	204,447
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	13,217	5,193

CASH AND CASH EQUIVALENTS END OF YEAR	$204,447	$13,217	$204,447

Supplemental Schedule of Non-Cash Operating and Financing Activities
NeedleZap Partnership Contribution of Assets to Company
Inventory			$151,015
Equipment	$133,912
Patent			187,089
Issuance of 34,000 shares at $0.90 per share for Strategic Allowance Agreement	30,600		30,600
Issuance of 1,250,000 shares valued at $0.3108 per share to acquire MSTI and allocation of purchase price to license	188,500		188,500
Interest paid	8,313	510	8,313

See accompanying notes to consolidated financial statements.

E-MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE A - BUSINESS

The Company and Nature of Business

E-Med Future, Inc. (the “Company”), a development stage enterprise, was organized under the laws of Delaware on August 25, 2000. The Company plans to manufacture and sell a device that can disable a hypodermic needle trademarked under the name “NeedleZap.”

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The company considers all highly-liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.

Consolidated Financial Statements

The consolidated financial statements include the Company and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Property and Equipment and Depreciation

Property and equipment is stated at cost and is depreciated using the straight line method over the estimated useful lives of the respective assets. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.

E-MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2003 and 2002

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss Per Common Share

The Company computes per share amounts in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods.

Patent Amortization

The Company amortizes its patent on a 15 year period.

Allowance for Doubtful Accounts

It is the Company’s policy to provide an allowance for doubtful accounts when it believes there is a potential for non-collectibility.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires employee compensation expense to be recorded (1) using the fair value method or (2) using the intrinsic value method as prescribed by accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB25”) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the fair value method. The Company accounts for employee stock based compensation in accordance with the provisions of APB 25. For non-employee options and warrants, the Company uses the fair value method as prescribed in SFAS 123.

Business Combinations and Goodwill

In July 2001, the Financial Accounting Standards Board (“FSAB”) issued SFAS No. 141, “Business Combinations”. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which the Company adopted during 2003. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized

E-MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2003 and 2002

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Business Combinations and Goodwill (Continued)

intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 changes the accounting for long-lived assets to be held and used by eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment, by providing a probability weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of possible future cash flows and by establishing a primary-asset approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for long-lived assets to be held and used. SFAS No. 144 changes the accounting for long-lived assets to be disposed of other than by sale by requiring that the depreciable life of a long-lived asset to be abandoned be revised to reflect a shortened useful life and by requiring the impairment loss to be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. SFAS No. 144 changes the accounting for long-lived assets to be disposed of by sale by requiring that discontinued operations no longer be recognized in a net realizable value basis (but at the lower of carrying amount or fair value less costs to sell), by eliminating the recognition of future operating losses of discontinued components before they occur and by broadening the presentation of discontinued operations in the income statement to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally, and for financial reporting purposes, from the rest of the entity.

NOTE C - GOING CONCERN

As shown in the accompanying financial statements, the Company had net operating losses of $866,581 and $298,709 in December 31, 2003 and 2002 respectively, and is considered a company in the development stage. Management’s plans include the raising of capital through short term financing to fund future operations and the generating of revenue through its business. The Company has received written notification from the FDA of its compliance for its manufacturing facilities which will now allow the Company to market its product. Failure to raise capital, keep its products and manufacturing facilities in FDA compliance, and generate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

E-MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2003 and 2002

NOTE D - ACQUISITION OF MEDICAL SAFETY TECHNOLOGIES, INC.

On December 30, 2003, the Company acquired 100% of the issued and outstanding stock of Medical Safety Technologies, Inc. (“MSTI”), a wholly owned subsidiary of UTEK corporation, a publicly-held technology transfer company, in exchange for 1,250,000 shares of the Company’s common stock. MSTI holds the license to a patented invention known as the Safe Receptacle for Sharps, designed to aid in the safe transport of sterile and used sharp medical instruments. The Company expects the Safe Receptacle for Sharps product to provide complimentary technology to its “NeedleZap” portable needle destruction device.

Allocation of the purchase price was as follows:

Value of 1,250,000 shares of common stock at $0.74 per share	$925,000
Less: Write down of fair market value due to small market “float” and high market volatility of the Company’s stock	536,500

Adjusted purchase price at $0.3108 per share	$388,500

Fair value of net assets allocated as follows:
Cash	$200,000
License	188,500

$388,500

The agreement additionally requires minimum payments and royalties as follows:

(a)	A license fee payment of $13,000 within 30 days of the execution of the agreement,

(b)	3% of net sales of the licensed product,

(c)	50% of all payments received from sublicense fees, and

(d)	Minimum royalties as follows: first year - nothing; second year - $5,000; third year - $7,500; fourth year - $10,000; and fifth and subsequent years $15,000 until the end of the patent life.

NOTE E - INVENTORY

Inventory consists of the following at December 31, 2003 and 2002:

	2003	2002
Finished units	$196,021	$38,049
Component parts	116,247	135,438

	$312,268	$173,488

E-MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2003 and 2002

NOTE F - EQUIPMENT

Equipment consists of the following at December 31, 2003 and 2002:

	Useful Life	2003	2002
Office equipment	3-5 years	$15,606	$10,495
Tooling and dies	5-7 years	153,695	145,995

		169,301	156,490
Less depreciation		40,584	24,332

		$128,717	$132,158

NOTE G - SHORT TERM BORROWING

The Company has a $150,000 line of credit from a local bank. The loan is secured by the assets of the Company and is personally guaranteed by the President and Executive Vice President of the Company. The current annual interest rate is 4.5%. Interest expense for the year approximated $6,600. The average annual borrowing rate approximated 4.3%

NOTE H - ROYALTY AGREEMENT

The Company has entered into a royalty arrangement with NeedleZap General Partnership. The agreement which is unlimited requires a $5 royalty on each unit sold based on five million units regardless of how long it takes the Company to the sell the units. Additionally, the Company has agreed to pay $1.00 per unit sold which will be divided amongst two officers of the Company and the Director of Research and Development. This fee has been temporarily waived until the Company becomes profitable.

NOTE I - INCOME TAXES

The Company has adopted Financial Accounting Statement No. 109 (SFAS No. 109). Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements. The principal types of differences, which are measured at the current tax rates, are net operating loss carry forwards. At December 31, 2003, these differences resulted in a deferred tax asset of approximately $87,000. SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Since realization is not assured, the Company has recorded a valuation allowance for the entire deferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at December 31, 2003.

The Company’s net operating loss carry forwards amounted to approximately $266,581 at December 31, 2003 which will expire by 2018.

The Company’s net loss for the year 2003 of $266,581, which is net of the stock based compensation, is the same as the Company’s net loss for tax purposes.

E-MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2003 and 2002

NOTE J - RELATED PARTY TRANSACTIONS

Included in accounts payable to related party is $23,776 at December 31, 2003 payable to a supplier owned by the President of the Company. Additionally, the President provides warehouse and office space to the Company on a month to month basis at the rate of $1,800 per month. Accrued rent payable to the President at December 31, 2003 and 2002 was $43,200 and $21,600 respectively.

During the year ended December 31, 2002, an employee advanced the Company $215,585. The loan carried no interest and had no repayment terms. Had the Company borrowed such funding from a lending institution, the imputed interest would have been approximately $4,696 based on a five percent (5%) interest rate. During the year ended December 31, 2003, the Director of Research purchased this loan and advanced additional funds bringing total funds advanced to $320,585. The new consolidated loan is due December 31, 2006 and pays interest at 7% per annum.

NOTE K - RENT EXPENSE

The Company has an informal agreement with a company owned by the Company’s president to pay $1,800 per month for warehouse and office space. The lease is month to month and not covered by a written agreement. Reference is made to Note J - Related Party Transactions.

NOTE L - STOCKHOLDERS’ EQUITY

In March 2003, the shareholders approved an increase in the Company’s authorized shares of common stock from 25,000,000 to 50,000,000.

On April 1, 2003, the Company, in a reverse merger, issued 19,850,000 shares of its common stock in exchange for 3,970 preferred shares of the former E-Med Future, Inc. valued at $505,000.

On April 21, 2003, the Company issued 4,000,000 shares of its common stock to various consultants for prior services rendered. These shares were valued at a price of $0.15 per share and reflected as stock based compensation aggregating $600,000.

On June 12, 2003, the Company issued 34,000 shares of its common stock for services to be rendered during a 12 month period commencing June 12, 2003, under a Strategic Alliance Agreement whereby UTEK Corporation will use its best efforts to identify new technologies that could be acquired by the Company. These shares were valued at a price of $0.90 per share.

On December 30, 2003, the Company issued 1,250,000 of its common stock to acquire 100% of the outstanding stock of Medical Safety Technologies, Inc. (“MSTI”), a wholly owned subsidiary of UTEK Corporation, a publicly-held technology transfer company. MSTI holds the license to a patented invention knows as the Safe Receptacle for Sharps, designed to aid in the safe transport of sterile and used sharp medical instruments. These shares have been valued at a discounted market price of $0.3108.