Form 10QSB
period 2004-03-31
E MED FUTURE INC
filed 2004-05-14
CIK 894552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 26,134,000 shares of common stock, $0.001 par value per share, as of May 1, 2003

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

E MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET (UNAUDITED)

March 31, 2004

ASSETS

CURRENT ASSETS
Cash	$5,002
Accounts receivable, net of allowance for doubtful account of $84,303	143,626
Inventory	292,322
Prepaid expenses	14,101

Total Current Assets	455,051

EQUIPMENT, net of depreciation	137,249
PATENTS AND LICENSES
Patents, net of amortization $46,470	337,926

$930,226

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable to bank	$141,098
Current portion of long-term debt	1,519
Accounts payable	289,787
Accounts payable to related party	19,200
Accrued expenses	57,516

Total Current Liabilities	509,120

LONG-TERM DEBT
Notes payable to related party	267,085
Notes payable to finance company	4,001

STOCKHOLDERS’ EQUITY
Common stock $0.001 par value, 50,000,000 shares authorized, 26,134,000 issued and outstanding at March 31, 2004	26,134
Paid-in-capital	1,499,632
Deficit accumulated during development stage	(1,375,746)

150,020

$930,226

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,		Period March 14, 1990 (Inception) to March 31, 2004
	2004	2003
NET SALES	$129,026	$50,542	$810,511

COSTS AND EXPENSES-
Cost of goods sold	75,729	65,294	441,586
Selling, general and administrative	170,764	55,278	969,012
Research and development	—	—	8,883
Stock based compensation	—	600,000	605,000
Depreciation and amortization	7,668	7,051	82,553

Total Costs and Expenses	254,161	727,623	2,107,034

NET OPERATING LOSS	(125,135)	(677,081)	(1,296,523)

OTHER INCOME (EXPENSE)
Interest and other income	—	—	23
Interest expense	(1,738)	—	(10,051)

Total Other Expenses	(1,738)	—	(10,028)

NET LOSS	$(126,873)	$(677,081)	$(1,306,551)

NET LOSS PER COMMON SHARE - (Basic and diluted)	$(0.01)	$(0.56)	$(0.46)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	26,134,000	1,208,333	2,829,220

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,		Period March 14, 1990 (Inception) to March 31,
	2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(126,873)	$(677,081)	$(1,375,746)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,668	7,051	82,552
Stock based compensation	—	600,000	605,000
Research and development costs	—	—	8,808
Start-up costs	—	—	19,177

Amortization of prepaid expense			16,575
Changes in operating assets and liabilities:
Accounts receivable	(44,064)	(41,568)	(143,626)
Inventory	19,946	9,053	(141,309)
Prepaid expenses	(74)	825	(74)
Accounts payable	38,865	37,303	289,787
Accounts payable to related party	(47,776)	—	19,200
Accrued expenses	13,686	4,165	57,516

Net Cash Used in Operating Activities	(138,622)	(60,252)	(562,140)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(12,839)	—	(48,227)

Net Cash Used in Investing Activities	(12,839)	—	(48,227)

CASH FLOWS FROM FINANCING ACTIVITIES
Initial capitalization	—	—	1,666
Cash acquired in acquisition	—	—	200,000
Notes payable to bank	—	35,000	141,098
Notes payable to financing company	5,520	—	5,520
Notes payable to related party	(53,500)	20,000	267,085

Net Cash Provided by Financing Activities	(47,980)	55,000	615,369

NET(DECREASE) INCREASE IN CASH	199,441	(5,252)	5,002
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	204,443	13,216

CASH AND CASH EQUIVALENTS END OF PERIOD	$5,002	$7,964	$5,002

Supplemental Schedule of Non-Cash Operating and Financing Activities
NeedleZap Partnership Contribution of Assets to Company
Inventory	—	—	$151,015
Equipment	—	—	133,912
Patent	—	—	187,089
Issuance of 34,000 shares at $0.90 per share for Strategic Alliance Agreement	—	—	30,600
Issuance of 1,250,000 shares valued at $0.3108 per share to acquire MSTI and allocation of purchase price to license	—	—	188,500
Interest paid	$1,738	—	10,051

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and related footnotes included in the E Med Future, Inc. annual report on Form 10-KSB for the year ended December 31, 2003.

NOTE 2 SUBSEQUENT EVENTS

On April 1, 2004, the Company entered into a convertible debenture agreement with Dr. Charles O. Mbanefo. The $750,000 debenture bears interest at 7.5% payable quarterly with the principal due in five years and is secured by all of the Company’s assets. The debenture is convertible at Dr. Mbanefo’s option to 1.5 million shares of the Company’s unregistered common stock. Proceeds from the debenture will be used for inventory and operating expenses. In connection with the debenture, the Company also agreed to pay Dr. Mbanefo a $2.00 royalty on the next 1.0 million NeedleZap units sold.

Item 2. Management’s Discussion and Analysis

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

Recent Events

On April 1, 2004, we entered into a convertible debenture agreement with Dr. Charles O. Mbanefo in the amount of $750,000. The debenture bears interest at 7.5% payable quarterly with the principal due in five years and is secured by all of our assets. The debenture is convertible at Dr. Mbanefo’s option into 1.5 million shares of our unregistered common stock. Proceeds from the debenture will be used for inventory and operating expenses. In connection with the debenture, we also agreed to pay Dr. Mbanefo a $2.00 royalty on each of the next 1.0 million NeedleZap units sold.

In May, we announced that our exclusive sales and marketing partner, American Health & Safety Products, Inc. (AHSP), secured agreements with Patterson Dental Supply, Inc. and

Sullivan-Schein Dental® to distribute our dental parking station to the dental community throughout the United States. Patterson Dental Supply provides a virtually complete range of consumable dental products, clinical and laboratory equipment, and value-added services to dentists, dental laboratories and institutions throughout North America. Sullivan-Schein Dental, a Henry Schein Company, offers a broad array of products and services to dental customers. The company currently serves more than 75% of the dental practices in the United States.

In May we also announced that E Med has received a registration number from the Mexican Health Department (Secretaria de Salud) to sell NeedleZap through our distribution partners in Mexico, Intrasol de Mexico, S.A. de C.V. and AHSP.

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

Results of Operations

We are a development stage company. Because we did not have full approval to market and sell our products until March 2003, we do not believe a detailed comparison of results from the first quarter of 2004 to 2003 to be informative. For addition information regarding the history of our business, please see “Our History” above.

Net Sales

We had net sales of $129,026 in the quarter ended March 31, 2004, compared with $50,542 for the same period in 2003, an increase of $78,484 or 155.3%. This increase is primarily attributable to increased international sales and U.S. sales following the FDA’s approval of NeedleZap in March 2003.

Costs and Expenses

Operating costs and expenses decreased $473,462, or 65.1%, to $254,161 in the first quarter of 2004 from $727,623 in 2003. The first quarter of 2003 was impacted by $600,000 in stock based compensation expenses as a result of our issuance of four million shares in April 2003 as compensation for consulting services previously rendered. This effect was partially offset by increased selling, general and administrative expense in 2004 due to higher distributor training and promotional costs. As a percentage of net sales, cost of goods sold decreased to 58.7% in 2004 from 129.2% in 2003 due to increased sales in 2004.

Other expenses increased to $1,738 in 2004 from none in 2003, due to an increase in interest expense resulting from higher balances outstanding on our interest bearing debt in 2004.

Net Loss

In the first quarter of 2004, our net loss decreased to $126,873, or $0.01 a share, from a net loss of $677,081 in 2003 as a result of increased sales combined with lower costs.

Financial Condition and Liquidity

We had available cash of $5,002, on March 31, 2004, compared to $7,964 at the end of the first quarter of 2003. Cash used in operations increased 130.1% to $138,622 in the first quarter of 2004 from $60,252 in 2003, primarily caused by an increase in accounts payable to a related party as we borrowed to fund the build-up of inventory in 2004.

On November 12, 2002, we entered into a credit facility with KeyBank (NA). The facility provides us with a working capital line-of-credit of up to $150,000 and currently bears interest at 4.5%. The credit facility is secured by all of E Med’s assets and must be paid back in full on demand. We presently have drawn $141,098 on the facility.

In 2003, our director of research purchased an existing $215,585 loan and advanced additional funds bringing total funds advanced to $320,585. In the first quarter of 2004, we repaid $53,500 of this loan, reducing the outstanding balance to $267,085. The new consolidated loan is due December 31, 2006 and bears interest at 7%.

Our primary need for capital is to fund operations and the development of new products. Historically, our capital requirements have been met by a combination of loans from stockholders, our line of credit with Key Bank, and funds from operations. In April we addressed our immediate liquidity needs by selling a $750,000 debenture. For more information about the debenture, please turn to “Recent Events” on page 7. Now that our distributors have had sufficient ramp-up time, we expect increased sales to meet our capital needs. In addition, we are developing new NeedleZap products to help generate additional revenues. However, sales may not be adequate to meet our cash needs, which would negatively impact our operations and development of new and ancillary products.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

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

E Med Future, Inc.

794 Morrison Road

Suite 911

Columbus, Ohio 43230

Phone: 877- 855-1319

Email: info@NeedleZap.com

Item 3. Controls and Procedures

Robert J. Ochsendorf, our President and Chief Executive Officer, and D. Dane Donohue, our Executive Vice President, have reviewed E Med’s disclosure controls and procedures as of March 31, 2004. Based upon their review, they believe that our disclosure controls and procedures are effective in ensuring that material information related to E Med is communicated to them by others within the company responsible for reporting this information.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	CEO’s Rule 13a-14(a)/15d-14(a) Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO’s Rule 13a-14(a)/15d-14(a) Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32	Rule 13a-14(b)/15d-14(b) Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On March 15, 2004, we filed a Current Report on Form 8-K dated December 30, 2003 including the audited financial statements of Medical Safety Technologies, Inc. as of December 30, 2003 and E Med’s pro forma financial information giving effect to the acquisition of Medical Safety Technologies.

SIGNATURES

In accordance with the requirements of the Exchange Act, E Med Future, Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E MED FUTURE, INC.

Date: May 14, 2004	By	/s/ D. Dane Donohue
D. Dane Donohue, Executive Vice President