Form 10QSB
period 2004-06-30
E MED FUTURE INC
filed 2004-08-13
CIK 894552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 26,883,415 shares of common stock, $0.001 par value per share, as of August 1, 2004

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Our June 30, 2004 unaudited consolidated financial statements follow this quarterly report beginning on page F-1.

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

Recent Events

In April, we entered into a distribution license agreement with Transglobal Medical Sales and Service, Inc. from Orlando Florida. Transglobal will serve as an international distribution arm for us and has placed a blanket purchase order for 100,000 NeedleZap units to be delivered over the next 12 months. Transglobal has issued a release for the first 10,000 units and we have invoiced for 7,000 of them. For more information about the Transglobal agreement, please see Note 4 of our attached financial statements at page F-4.

In May, we received a registration number from the Mexican Health Department (Secretaria de Salud) to sell NeedleZap through our distribution partners in Mexico, Intrasol de Mexico, S.A. de C.V. and American Health & Safety Products, Inc.

In July, we announced that our distribution partners in Uganda, Global Marketing Group and Lily Pharmacy Ltd., had requested funding for 5,000 NeedleZap units from the United States Agency for International Development (USAID). USAID recently announced the availability of $6.0 million in funds to enhance medical injection safety programs to reduce the transmission of HIV in developing countries, sometimes caused by the use of unsafe and unnecessary medical injections. Six African countries, including Uganda, were selected to receive funding as part of the $15 billion President’s Emergency Plan for AIDS Relief. According to the press statement issued by USAID, the World Health Organization estimates that more than 16 billion medical injections are administered in developing countries every year, however, many are given in an unsafe manner exposing patients and medical workers to avoidable health risks like HIV.

Also in July, we entered into a manufacturing and distribution license agreement with Providers International LLC for the manufacture and distribution of the NeedleZap device in the Peoples Republic of China and Australia. The agreement calls for Providers to manufacture and sell a minimum of 100,000 devices per year and pay us a royalty of $8.10 per unit.

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

Results of Operations

We are a development stage company. Because we did not have full approval to market and sell our products until March 2003, we do not believe a detailed comparison of results from 2004 to 2003 to be informative. For addition information regarding the history of our business, please see “Our History” above.

Second Quarter of 2004 Compared to 2003

Net Sales

We had net sales of $439,874 in the quarter ended June 30, 2004, compared with $196,987 for the same period in 2003, an increase of $242,887 or 123.3%. This increase is primarily attributable to sales to Transglobal Medical Sales & Services. Please turn to “Recent Events” at page 4 for more information about our distribution agreement with Transglobal.

Costs and Expenses

Operating costs and expenses increased $242,374, or 165.6%, to $388,692 in the second quarter of 2004 from $146,318 in 2003 due to an increase in the cost of goods sold. As a percentage of net sales, cost of goods sold increased to 69.4% in 2004 from 29.7% in 2003 due to additional expenses in 2004 associated with maintaining FDA compliance for our products.

Other expenses increased to $19,742 in 2004 from none in 2003, due to an increase in interest expense resulting from higher balances outstanding on our interest bearing debt in 2004.

Net Income

In the second quarter of 2004, our net income decreased $19,229, or 38.0%, to $31,440 from $50,669 in 2003 as a result of higher cost of goods sold only partially offset by increased sales.

First Six Months of 2004 Compared to 2003

Net Sales

We had net sales of $568,900 in the six months ended June 30, 2004, compared with $247,529 for the same period in 2003, an increase of $321,371 or 129.8%. This increase is primarily attributable to increased sales following the FDA’s approval of NeedleZap in March 2003.

Costs and Expenses

Operating costs and expenses decreased $163,017, or 20.2%, to $642,853 in the first six months of 2004 from $805,870 in 2003. The first half of 2003 was impacted by $600,000 in stock based compensation expenses as a result of our issuance of four million shares in April 2003 as compensation for consulting services previously rendered. This effect was partially offset by increased selling, general and administrative expense in 2004 due to higher distributor training and promotional costs. As a percentage of net sales, cost of goods sold increased to 67.0% in 2004 from 27.4% in 2003 due to additional expenses in 2004 associated with maintaining FDA compliance for our products.

Other expenses increased to $21,480 in 2004 from none in 2003, due to an increase in interest expense resulting from higher balances outstanding on our interest bearing debt in 2004.

Net Loss

In the first half of 2004, our net loss decreased to $95,433 from a net loss of $558,341 in 2003 as a result of increased sales combined with lower costs.

Financial Condition and Liquidity

We had available cash of $4,654 on June 30, 2004, compared to $7,143 at the end of the first half of 2003. Cash used in operations increased 209.8% to $312,964 in the first half of 2004 from $101,037 in 2003, primarily caused by increased accounting and legal fees in 2004 associated with complying with Securities and Exchange Commission requirements applicable to us after we became a public company in April 2003. The cost of ongoing FDA compliance also increased in 2004 compared to 2003.

On November 12, 2002, we entered into a credit facility with KeyBank (NA). The facility provides us with a working capital line-of-credit of up to $150,000 and currently bears interest at 4.5%. The credit facility is secured by all of E Med’s assets and must be paid back in full on demand. We presently have drawn $141,098 on the facility.

In 2003, our director of research purchased an existing $215,585 loan and advanced additional funds bringing total funds advanced to $320,585. In the first half of 2004, we repaid a portion of this loan, reducing the outstanding balance to $266,484 at June 30, 2004. We repaid this loan in full as of June 30 by the issuance of 749,415 unregistered shares of our common stock to the note holder. Please turn to “Changes in Securities and Small Business Issuer Purchases of Equity Securities” on page 10 for more information about this issuance.

On April 1, 2004, we entered into a loan agreement with a private investor in the amount of $750,000. The convertible promissory note bears interest at 7.5% payable quarterly with the principal due in five years and is secured by all of our assets. The note is convertible at the holder’s option into 1.5 million shares of our unregistered common stock, subject to adjustment for dilutive issuances. Proceeds from the loan will be used for inventory and operating expenses. In connection with the loan, we also agreed to pay the lender a $3.00 royalty on each of the next 1.0 million NeedleZap units sold and $2.00 on each of the following 1.0 million units, with maximum total royalty payments of $5.0 million. For additional information regarding the loan, please see Note 3 of our attached financial statements at page F-4.

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

Forward Looking Statements

Some of the statements that we make in this report, including statements about our confidence in E Med’s prospects and strategies and our expectations about E Med’s sales expansion, are forward-looking statements within the meaning of § 21E of the Securities Exchange Act. Some of these forward-looking statements can be identified by words like “believe,” “expect,” “will,” “should,” “intend,” “plan,” or similar terms; others can be determined by context. Statements contained in this report that are not historical facts are forward-looking statements. These statements are necessarily estimates reflecting our best judgment based upon current information, and involve a number of risks and uncertainties. Many factors could affect the accuracy of these forward-looking statements, causing our actual results to differ significantly from those we anticipate. While it is impossible to identify all applicable risks and uncertainties, they include:

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

E Med Future, Inc.

794 Morrison Road

Suite 911

Columbus, Ohio 43230

Phone: 877- 855-1319

Email: info@NeedleZap.com

Item 3. Controls and Procedures

Robert J. Ochsendorf, our President and Chief Executive Officer, and D. Dane Donohue, our Executive Vice President, have reviewed E Med’s disclosure controls and procedures as of June 30, 2004. Based upon their review, they believe that our disclosure controls and procedures are effective in ensuring that material information related to E Med is communicated to them by others within the company responsible for reporting this information.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

On April 1, 2004, we issued a convertible debenture to a private investor for his investment of $750,000. The debenture holder may elect to convert the debenture into 1.5 million shares of our unregistered common stock. We believe this issuance is exempt from registration under § 4(2) of the Securities Act and related regulations. Please turn to “Financial Condition and Liquidity” on page 7 for more information about the debenture.

As of June 30, 2004, we issued 749,415 unregistered shares of our common stock to our director of research in exchange for a promissory note held by him. The amount outstanding on the note as of June 30 was $266,484. We believe this issuance is exempt from registration under § 4(2) of the Securities Act and related regulations. Please turn to “Financial Condition and Liquidity” on page 7 for more information about this debt.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	CEO’s Rule 13a-14(a)/15d-14(a) Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO’s Rule 13a-14(a)/15d-14(a) Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1	Rule 13a-14(b)/15d-14(b) Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

We did not file any current reports on Form 8-K during the second quarter of 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, E Med Future, Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E MED FUTURE, INC.

Date: August 13, 2004	/s/ D. Dane Donohue
By D. Dane Donohue, Executive Vice President

E MED FUTURE, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET (UNAUDITED)

June 30, 2004

ASSETS

CURRENT ASSETS
Cash	$4,654
Accounts receivable, net of allowance for doubtful accounts of $84,303	545,606
Inventory	508,176
Prepaid expenses	4,075

Total Current Assets	1,062,511

EQUIPMENT, net of depreciation	132,454
PATENTS AND LICENSES
Patents, net of amortization $49,336	335,052

$1,530,017

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable to bank	$141,098
Current portion of long-term debt	1,766
Accounts payable	243,669
Accounts payable to related party	9,529
Accrued expenses	132,662

Total Current Liabilities	528,724

LONG-TERM DEBT
Notes payable to finance company	3,349
Convertible promissory note	550,000

STOCKHOLDERS’ EQUITY
Common stock $0.001 par value, 50,000,000 shares authorized, 26,883,415 issued and outstanding at June 30, 2004	26,883
Paid-in-capital	1,765,367
Deficit accumulated during development stage	(1,344,306)

447,944

$1,530,017

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,		For the Period March 14, 1990 (Inception) to June 30, 2004
	2004	2003	2004	2003
NET SALES	$439,874	$196,987	$568,900	$247,529	$1,250,385

COSTS AND EXPENSES-
Cost of goods sold	305,185	58,558	380,914	67,869	746,771
Selling, general and administrative	75,837	80,475	246,601	123,647	1,044,849
Research and development	—	—	—	—	8,883
Stock based compensation	—	—	—	600,000	605,000
Depreciation and amortization	7,670	7,285	15,338	14,354	90,223

Total Costs and Expenses	388,692	146,318	642,853	805,870	2,495,726

NET OPERATING INCOME (LOSS)	51,182	50,669	(73,953)	(558,341)	(1,245,341)

OTHER INCOME (EXPENSE)
Interest and other income	—	—	—	—	23
Interest expense	(19,742)	—	(21,480)	—	(29,793)

Total Other Expenses	(19,742)	—	(21,480)	—	(29,770)

NET INCOME (LOSS)	$31,440	$50,669	$(95,433)	$(558,341)	$(1,275,111)

NET LOSS PER COMMON SHARE (Basic and diluted)	—	(.04)	—	(.03)	(.39)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	26,134,000	1,208,333	26,134,000	22,183,333	3,267,555

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,		Period March 14, 1990 (Inception) to June 30,
	2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(95,433)	$(558,341)	$(1,344,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,338	14,354	90,222
Stock based compensation	—	600,000	605,000
Research and development costs	—	—	8,808
Start-up costs	—	—	19,177
Amortization of prepaid expense	14,025	—	30,600
Changes in operating assets and liabilities:
Accounts receivable	(446,044)	(172,485)	(545,606)
Inventory	179,092	(154,799)	17,839
Prepaid expenses	(4,074)	(665)	(4,074)
Accounts payable	(7,253)	123,733	243,666
Accounts payable to related party	(57,447)	—	9,530
Accrued expenses	88,832	47,166	132,662

Net Cash Used in Operating Activities	(312,964)	(101,037)	(736,482)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(12,839)	(6,703)	(48,227)

Net Cash Used in Investing Activities	(12,839)	(6,703)	(48,227)

CASH FLOWS FROM FINANCING ACTIVITIES
Initial capitalization	—	1,666	1,666
Cash acquired in acquisition	—	—	200,000
Notes payable to bank	—	65,000	141,098
Notes payable to financing company	5,115	—	5,115
Notes payable to related party	(54,101)	35,000	266,484
Convertible promissory note	175,000	—	175,000

Net Cash Provided by Financing Activities	126,014	101,666	789,363

NET (DECREASE) INCREASE IN CASH	(199,789)	(6,074)	4,654
CASH BEGINNING OF YEAR	204,443	13,217	—

CASH END OF PERIOD	$4,654	$7,143	$4,654

Supplemental Schedule of Non-Cash Operating and Financing Activities
NeedleZap Partnership Contribution of Assets to Company
Inventory	—	—	$151,015
Equipment	—	—	133,912
Patent	—	—	187,089
Issuance of convertible debentures to acquire inventory	375,000	—	375,000
Issuance of 34,000 shares at $0.90 per share for Strategic Allowance Agreement	—	—	30,600
Issuance of 1,250,000 shares valued at $0.3108 per share to acquire MSTI and allocation of purchase price to license	—	—	188,500
Interest paid	$1,811	—	10,124

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the E Med Future, Inc., formerly Micro-Economics, Inc., annual report on Form 10-KSB for the year ended December 31, 2003.

NOTE 2 STOCKHOLDERS’ EQUITY

During the quarter ended June 30, 2004, the director of research, who had an outstanding loan to the Company, converted the loan to common stock. The loan balance at December 31, 2003 was $320,585. During the six months ended June 30, 2004, the loan accrued interest of $9,399 and the Company made payments against the principal and interest of $63,500. The net loan balance, including interest at June 30, 2004, was $266,484 and was converted to 749,415 shares of the Company’s common stock at an average price of $0.356 per share.

NOTE 3 CONVERTIBLE PROMISSORY NOTE

On May 19, 2004, the Company entered into a convertible promissory note with an individual to lend the Company up to $750,000 of which $90,000 was in cash for working capital and the balance to be advanced to suppliers for the purchase of inventory. The note bears interest at the rate of 7.5%, is payable quarterly and is secured by a UCC Financing Agreement covering all of the Company’s assets. The note, at the note holder’s option, can be converted into 1,500,000 shares of the Company’s common stock. Additionally, the Company is obligated to make royalty payments as follows: On the first one million (1,000,000) units produced and sold after March 18, 2004, a payment of $3.00 per unit; on the second one million (1,000,000) units produced and sold, a payment of $2.00 per unit. The maximum aggregate royalty payments will be $5,000,000. Upon the option of the note holder to convert the note to 1,500,000 shares of the Company’s common stock, the lender will own approximately 5.555% of the Company’s issued and outstanding shares. The Company warrants and represents that, throughout the loan period, the note holder’s ownership interest will not be diluted through the issuance of additional stock, warrants, options, convertible securities, preemption or other rights which may dilute the earning potential of the note holder’s shares.

NOTE 4 DISTRIBUTION AND MARKETING AGREEMENT

On May 13, 2004, the Company entered into a Distribution and Marketing Agreement with Transglobal Medical Sales & Services, Inc. (hereafter referred to as “Distributor”). The agreement provides for the marketing and distribution of E Med products to all territories outside the United States with the exception of nations where there are already existing agreements. The agreement shall remain in effect so long as the Distributor is not in default with respect to the agreement. The agreement provides that upon execution, the Distributor will issue a purchase order to the Company for E Med products in the amount of 100,000 units for delivery within 12 months of the execution of the agreement. Additionally, the Distributor shall order with submission of the purchase order, a request for 10,000 units. Payment in the amount of $560,000 for these units is to be paid in full within 90 days of execution of the agreement. As at June 30, 2004, 7,000 units have been shipped, and sales and related receivables of $392,000 have been recorded in the financial statements.

F-4