Form 10QSB
period 2004-09-30
E MED FUTURE INC
filed 2004-11-15
CIK 894552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 28,883,415 shares of common stock, $0.001 par value per share, as of November 1, 2004

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Our September 30, 2004 unaudited consolidated financial statements follow this quarterly report beginning on page F-1.

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

The dental parking station is intended to provide a safer, temporary resting place for a hypodermic syringe. During a procedure, dentists often reuse a hypodermic needle on the same patient when additional anesthesia is required. Since the needle is not destroyed immediately after the initial use, dentists often recap the needle or leave the needle exposed, increasing the risk of an accidental needlestick injury. The NeedleZap unit sits directly on the dental parking station enabling the dentist to recap, or disintegrate, the hypodermic needle easily with one hand at the end of the procedure, and significantly reducing the risk of a needlestick injury.

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

Recent Events

In September, we announced that we had entered into a license and distribution agreement with ITDevelopment Solutions, Inc. (“IDS”) granting IDS the exclusive right to manufacture, distribute and sell our NeedleZap unit in Pakistan and the United Arab Emirates. IDS has completed construction of a new high-tech manufacturing facility in Pakistan that will reduce the production cost of the NeedleZap by 58%. IDS bears all of the costs of the new facility as part of the arrangement. We believe that the Pakistani facility will also allow us to produce additional products currently under development for the diabetes patient at greatly reduced cost and time frames. IDS has also added our product line to its significant distribution affiliates in Asia and the Gulf region.

In connection with the IDS arrangement, we entered into a consulting agreement with IDS’ president, Patrick Downs, in which Mr. Downs agreed to perform consulting services as an independent contractor for us. Pursuant to the terms of agreement, we engaged Mr. Downs to render advice and assistance with respect to development of Pakistani manufacturing facility. The agreement provides for the issuance to Mr. Downs of two million shares of our common stock as full compensation for Mr. Downs’ services.

In April, we entered into a distribution and marketing agreement with TransGlobal Medical Sales & Services, LLC of Orlando, Florida. TransGlobal was to serve as an international distribution arm for our products and was required to purchase and pay for 10,000 NeedleZap units within 90 days of the execution of the agreement. When we had not received payment for the units nearly two and one half months past the due date, we notified TransGlobal on October 19, 2004 of the material breach and that we are terminating our agreement. TransGlobal has until November 19, 2004 to cure their breach of our agreement. Please see Note 4 to our attached financial statements at page F-5 for more information about the TransGlobal transaction. Although we believe that we have met our obligations under the TransGlobal agreement, our termination of the agreement may lead to future litigation.

On November 1, Donald Sullivan joined our management team as CFO. Mr. Sullivan has been a certified public accountant for more than 35 years and a licensed nursing home administrator in the state of Ohio for more than 30 years. He worked for more than 20 years with Castle Nursing Homes, Inc., a nursing home chain consisting of six nursing homes with 525 licensed beds. At Castle, Mr. Sullivan served in a number of capacities, including president, secretary-treasurer and chief financial officer. Most recently, he was vice president and chief financial officer of Capital Furniture Works, Inc. He also has more than 10 years of experience as a partner in various CPA firms. We believe that Mr. Sullivan is an excellent addition to the E Med management team because of his varied experience in both the accounting and healthcare/medical fields.

On November 19, we will host a conference/luncheon for the ambassadors of twenty African nations in Washington, D.C. The purpose of the conference is to showcase NeedleZap, obtain key contact information and explore available funding for medical devices in these countries.

Additionally, we have received a purchase order from Actual Medical Supplies of the Russian Federation for 10,000 NeedleZap units. The requested shipping date is December 15, and we are currently negotiating a licensing and distribution agreement with Actual Medical Supplies for the Russian Federation territory.

Looking Ahead

Although the United States market has proven to be slow to accept our technology, there are an estimated one million accidental needlesticks reported in the U.S. in the healthcare industry alone. We strongly believe the applications for our products are far reaching. NeedleZap® is designed to work within the parameters of recent OSHA needlestick mandates which require employers to take advantage of new technologies to prevent needlesticks in the workplace. We also believe there is a potential global market in developed as well as developing countries. For example, NeedleZap could be a component in the fight against AIDS in many African countries where the disease is endemic, and the NeedleZap is currently used in 22 hospitals in Uganda and 50 hospitals in Ghana.

We incurred net losses in 2002 and 2003 while we obtained FDA approval for our NeedleZap product, applied for patent protection and entered into distribution relationships. And, of course, we cannot guaranty that sales will increase or that we will be able to attain profitability.

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

Results of Operations

We are a development stage company. Because we did not have full approval to market and sell our products until March 2003, we do not believe a detailed comparison of results from 2004 to 2003 to be informative. For addition information regarding the history of our business, please see “Our History“ above.

Third Quarter of 2004 Compared to 2003

Net Sales

We had net sales of $322,190 in the quarter ended September 30, 2004, compared with $96,094 for the same period in 2003, an increase of $226,096 or 235.2%. This increase is primarily attributable to our obtaining new distributors for our products in 2004.

Costs and Expenses

Operating costs and expenses increased $136,959, or 250.2%, to $283,142 in the third quarter of 2004 from $146,183 in 2003. As a percentage of net sales, cost of goods sold increased to 58.4% in 2004 from 56.6% in 2003 due to additional expenses in 2004 associated with maintaining FDA compliance for our products.

Other expenses increased to $16,007 in 2004 from $0 in 2003, due to an increase in interest expense resulting from higher balances outstanding on our interest bearing debt in 2004.

Net Income

In the third quarter of 2004, we had net income of $73,130, compared to a loss of $50,089 in 2003 as a result of higher net sales which exceeded the expenses incurred.

First Nine Months of 2004 Compared to 2003

Net Sales

We had net sales of $891,090 in the nine months ended September 30, 2004, compared with $343,623 for the same period in 2003, an increase of $547,467 or 159.3%. This increase is primarily attributable to increased sales generated by two new distributors selling our products in the second and third quarters of 2004.

Costs and Expenses

Operating costs and expenses decreased $26,572, or 2.7%, to $925,995 in the first nine months of 2004 from $952,052 in 2003. 2003 was impacted by $600,000 in stock based compensation expenses as a result of our issuance of four million shares in April 2003 as compensation for consulting services previously rendered. This effect was partially offset by increased selling, general and administrative expense in 2004 due to higher distributor training and promotional costs. As a percentage of net sales, cost of goods sold increased to 63.9% in 2004 from 35.6% in 2003 due to additional expenses in 2004 associated with maintaining FDA compliance for our products.

Other expenses increased to $37,487 in 2004 from $0 in 2003, due to an increase in interest expense resulting from higher balances outstanding on our interest bearing debt in 2004.

Net Loss

In the first nine months of 2004, our net loss decreased to $72,392 from a net loss of $608,429 in 2003 as a result of increased sales combined with only a slight increase in expenses.

Financial Condition and Liquidity

We had available cash of $2,978 on September 30, 2004, compared to $2,911 at the same point in 2003. Cash used in operations increased 105.3% to $302,302 in the first three quarters of 2004 from $147,269 in 2003, primarily caused by increased accounting and legal fees in 2004 associated with complying with Securities and Exchange Commission requirements applicable to us after we became a public company in April 2003. The cost of ongoing FDA compliance also increased in 2004 compared to 2003.

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

On April 1, 2004, we entered into a loan agreement with a private investor in the amount of $750,000. The convertible promissory note bears interest at 7.5% payable quarterly with the principal due in five years and is secured by all of our assets. The note is convertible at the holder’s option into 1.5 million shares of our unregistered common stock, subject to adjustment for dilutive issuances. Proceeds from the loan will be used for inventory and operating expenses. In connection with the loan, we also agreed to pay the lender a $3.00 royalty on each of the next 1.0 million NeedleZap units sold and $2.00 on each of the following 1.0 million units, with maximum total royalty payments of $5.0 million. For additional information regarding the loan, please see Note 3 of our attached financial statements at page F-5.

Our primary need for capital is to fund operations and the development of new products. Historically, our capital requirements have been met by a combination of loans from stockholders, our line of credit with Key Bank, and funds from operations. Now that our distributors are in place, with an expanding global marketplace, we expect increased sales to meet most of our capital needs. In addition, we are developing new NeedleZap products to help generate additional revenues. However, sales may not be adequate to meet our cash needs, which would negatively impact our operations and development of new and ancillary products.

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

You should not place undue reliance on our forward-looking statements, which reflect our analysis only as of the date of this report. The risks and uncertainties listed above and elsewhere in this report and other documents that we file with the Securities and Exchange Commission, including our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, and current reports on Form 8-K, must be carefully considered by any investor or potential investor in E Med.

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

E Med Future, Inc.

794 Morrison Road

Suite 911

Columbus, Ohio 43230

Phone: 877- 855-1319

Email: info@NeedleZap.com

Item 3. Controls and Procedures

Robert J. Ochsendorf, our President and Chief Executive Officer, and Donald Sullivan, our Chief Financial Officer, have reviewed E Med’s disclosure controls and procedures as of September 30, 2004. Based upon their review, they believe that our disclosure controls and procedures are effective in ensuring that material information related to E Med is communicated to them by others within the company responsible for reporting this information.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On August 17, 2004, E Med held its 2004 annual meeting of stockholders to elect three directors to our board for a one year term expiring in 2005. The following summarizes the vote at the annual meeting.

Director Candidate	Votes For	Votes Withheld
D. Dane Donohue	14,846,638	10,100
Robert J. Ochsendorf	14,846,638	10,100
Juan J. Perez	14,846,638	10,100

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1	CEO’s Rule 13a-14(a)/15d-14(a) Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO’s Rule 13a-14(a)/15d-14(a) Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1	Rule 13a-14(b)/15d-14(b) Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, E Med Future, Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E MED FUTURE, INC.

Date: November 12, 2004	/s/ Donald Sullivan
By Donald Sullivan, Chief Financial Officer

E MED FUTURE, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET (UNAUDITED)

September 30, 2004

ASSETS
CURRENT ASSETS
Cash	$2,978
Accounts receivable, net of allowance for doubtful accounts of $84,303	841,872
Inventory	708,176
Prepaid expenses	8,475
Prepaid consulting	440,000

Total Current Assets	2,001,501

PREPAID CONSULTING, net of current portion	421,667
EQUIPMENT, net of depreciation	170,872
PATENTS AND LICENSES
Patents, net of amortization $52,462	331,934

$2,925,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable to bank	$141,098
Current portion of long-term debt	1,828
Accounts payable	438,396
Accounts payable to related party	19,877
Accrued expenses	188,822

Total Current Liabilities	790,021

LONG-TERM DEBT
Notes payable to finance company	2,868
Convertible promissory note	750,000
Notes payable to related parties	32,100

STOCKHOLDERS’ EQUITY
Common stock $0.001 par value, 50,000,000 shares authorized, 28,883,415 issued and outstanding at September 30, 2004	28,883
Paid-in-capital	2,643,367
Deficit accumulated during development stage	(1,321,265)

1,350,985

$2,925,974

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,				Nine Months Ended September 30,			For the Period March 14, 1990 (Inception) to September 30, 2004
	2004		2003		2004		2003
NET SALES		$322,190		$96,094		$891,090	$343,623	$1,572,575

COSTS AND EXPENSES-
Cost of goods sold		188,050		54,346		568,964	122,215	934,821
Selling, general and administrative		85,822		84,507		332,423	208,153	1,130,672
Research and development		550				550		9,433
Stock based compensation							600,000	605,000
Depreciation and amortization		8,720		7,330		24,058	21,684	98,942

Total Costs and Expenses		283,142		146,183		925,995	952,052	2,778,868

NET OPERATING INCOME (LOSS)		39,048		(50,089)		(34,905)	(608,429)	(1,206,293)

OTHER INCOME (EXPENSE)
Interest and other income								23
Interest expense		(16,007)				(37,487)		(45,800)

Total Other Expenses		(16,007)				(37,487)		(45,777)

NET INCOME (LOSS)		$23,041		$(50,089)		$(72,392)	$(608,429)	$(1,252,070)

NET LOSS PER COMMON SHARE (Basic and diluted)	$		$		$		$(.03)	$(.34)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING		27,209,502		24,884,000		26,389,295	23,559,670	3,718,290

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,		For the Period March 14, 1990 (Inception) to September 30, 2004
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(72,392)	$(608,429)	$(1,321,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,058	21,684	98,942
Stock based compensation		600,000	605,000
Research and development costs			8,808
Start-up costs			19,177
Amortization of prepaid expense	32,358	8,925	48,933
Changes in operating assets and liabilities:
Accounts receivable	(742,310)	(222,246)	(841,872)
Inventory	179,092	(156,337)	17,839
Prepaid expenses	(8,474)	160	(8,474)
Accounts payable	187,473	149,574	438,392
Accounts payable to related party	(47,099)		19,878
Accrued expenses	144,992	59,400	188,822

Net Cash Used in Operating Activities	(302,302)	(147,269)	(725,820)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(56,858)	(6,703)	(92,246)

Net Cash Used in Investing Activities	(56,858)	(6,703)	(92,246)

CASH FLOWS FROM FINANCING ACTIVITIES
Initial capitalization		1,666	1,666
Cash acquired in acquisition			200,000
Notes payable to bank		65,000	141,098
Notes payable to financing company	4,696		4,696
Notes payable to related party	(22,001)	77,000	298,584
Convertible promissory note	175,000		175,000

Net Cash Provided by Financing Activities	157,695	143,666	821,044

NET (DECREASE) INCREASE IN CASH	(201,465)	(10,306)	2,978

CASH BEGINNING OF YEAR	204,443	13,217

CASH END OF YEAR	$2,978	$2,911	$2,978

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)( CONTINUED)

	Nine Months Ended September 30,		For the Period March 14, 1990 (Inception) to September 30, 2004
	2004	2003
Supplemental Schedule of Non-Cash Operating and Financing Activities
NeedleZap Partnership Contribution of Assets to Company
Inventory			$151,015
Equipment			133,912
Patent			187,089
Issuance of convertible debentures to acquire inventory	$575,000		575,000
Issuance of 34,000 shares at $0.90 per share for Strategic Allowance Agreement		$30,600	30,600
Issuance of 1,250,000 shares valued at $0.3108 per share to acquire MSTI and allocation of purchase price to license			188,500
Note payable related party converted into common stock	266,484		266,484
Issuance of 2,000,000 shares at $0.44 per share for consulting agreement	880,000		880,000

CASH PAID FOR:
Interest	8,433		16,746

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the E Med Future, Inc. annual report on Form 10-KSB for the year ended December 31, 2003.

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

NOTE 3 CONVERTIBLE PROMISSORY NOTE

On May 19, 2004, the Company entered into a convertible promissory note with an individual to lend the Company up to $750,000 of which $90,000 was in cash for working capital and the balance to be advanced to suppliers for the purchase of inventory. The note bears interest at the rate of 7.5%, is payable quarterly and is secured by a UCC Financing Agreement covering all of the Company’s assets. The note, at the note holder’s option, can be converted into 1,500,000 shares of the Company’s common stock. Additionally, the Company is obligated to make royalty payments as follows: On the first one million (1,000,000) units produced and sold after March 18, 2004, a payment of $3.00 per unit; on the second one million (1,000,000) units produced and sold, a payment of $2.00 per unit. The maximum aggregate royalty payments will be $5,000,000. Upon the option of the note holder to convert the note to 1,500,000 shares of the Company’s common stock, the lender will own approximately 5.555% of the Company’s issued and outstanding shares. The Company has agreed that, throughout the loan period, the note holder’s ownership interest will not be diluted through the issuance of additional stock, warrants, options, convertible securities, preemption or other rights which may dilute the earning potential of the note holder’s shares.

NOTE 4 DISTRIBUTION AND MARKETING AGREEMENT

On April 30, 2004, the Company entered into a Distribution and Marketing Agreement with TransGlobal Medical Sales & Services, Inc. (hereafter referred to as “Distributor”). The agreement provides for the marketing and distribution of E Med products to all territories outside the United States with the exception of nations where there are already existing agreements. The agreement shall remain in effect so long as the Distributor is not in default with respect to the agreement. The agreement provides that upon execution, the Distributor will issue a purchase order to the Company for E Med products in the amount of 100,000 units for delivery within 12 months of the execution of the agreement. Additionally, the Distributor shall order with submission of the purchase order, a request for 10,000 units. Payment in the amount of $560,000 for these units is to be paid in full within 90 days of execution of the agreement. As at June 30, 2004, 7,000 units have been shipped, and sales and related receivables of $392,000 have been recorded in

E-MED FUTURE, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 DISTRIBUTION AND MARKETING AGREEMENT (CONTINUED)

the financial statements. Payment was due on July 31, 2004. On October 19, 2004, TransGlobal was formally notified that they were in material breech of the agreement, specifically, payment was not made when due as required by the agreement. TransGlobal has until November 19, 2004 to cure their breech of the agreement to avoid termination. Management is of the opinion that the receivable balance will be collected. Additionally, TransGlobal is due approximately $100,000 in commissions which will be earned in the fourth quarter and applied to the receivable balance. The Company also holds a security interest in the products it shipped to TransGlobal.

NOTE 5 LICENSE AND DISTRIBUTION AGREEMENT

On September 16, 2004, the Company entered into a license and distribution agreement with ITDevelopment Solutions, Inc. (ITD), granting ITD the exclusive right to manufacture, distribute and sell the NeedleZap unit in Pakistan and the United Arab Emirates. IDT has completed construction of a new high-tech manufacturing facility in Pakistan that will reduce the production cost of NeedleZap by 58%. IDT bears all the costs of the new facility as part of the arrangements. In connection with the IDT arrangement, the Company entered into a two year consulting agreement with IDT president, Patrick Downs, in which Mr. Downs agreed to perform consulting service as an independent contractor. Pursuant to the term of the agreement, Mr. Downs will render advice and assistance with respect to the development of the Pakistan manufacturing facility. The agreement provides for the issuance to Mr. Downs of 2,000,000 shares of the Company’s common stock as compensation for his service. The shares have been valued at an average price of $0.44 per share or $880,000 as a prepaid consulting fee to be amortized over a two year period.

In connection with the license and manufacturing agreement, the Company is to receive 10,000 NeedleZap units without cost, $90,000 in cash within 8 weeks of the execution of the agreement and royalties for each unit sold.