Form 10KSB
period 2004-12-31
E MED FUTURE INC
filed 2005-04-15
CIK 894552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB  ☐

State issuer’s revenues for its most recent fiscal year. $118,507

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $11,280,903 as of March 1, 2005.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 34,013,415 shares of common stock, $0.001 par value per share, as of March 1, 2005

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No   ☒

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

Our History

The Company was formed under the laws of the State of Nevada on March 14, 1990, but until 2003 we were a shell company with no significant operations other than seeking to identify an existing business to acquire. Trading in our stock was dependant on our acquisition of an operating business. On April 4, 2003, we participated in a merger in which we acquired E Med Future, Inc., our operating subsidiary. In connection with the transaction, we issued 19,850,000 unregistered shares of our common stock (95% of our then outstanding shares) to the former stockholders of E Med Future.

Pursuant to the terms of the merger agreement, we changed our corporate name from “Micro-Economics, Inc.” to “E Med Future, Inc.” In addition, our original directors resigned and were replaced by Robert J. Ochsendorf, D. Dane Donohue and Juan J. Perez. Our shares began trading on the Over-the-Counter Bulletin Board under the symbol “EMDF.OB” on April 17, 2003. For additional information about the merger, please see the Report on Form 8-K dated April 4, 2003 that we filed with the SEC on April 11, 2003.

Our Products

Our primary product is NeedleZap®, a revolutionary safety device intended to help reduce accidental needlestick injuries by disintegrating the sharp portion of a hypodermic needle. When a hypodermic needle is inserted into the unit, the patented electrode system disintegrates the needle in approximately two seconds at 2200° F.

In July 2003, we announced the beginning of clinical testing and market evaluation of the first extensions to the NeedleZap® product line which include a dental parking station and butterfly needle burner. We are presently in the process of obtaining patent protection for these new products. Because the Company lacks sufficient funds to expedite the development of these products, both products remain in the development phase. We anticipate that both products will involve supplements to our existing FDA pre-market approval; therefore, introduction and timing of these products into the marketplace will be contingent on FDA approval.

The dental parking station is intended to provide a safer, temporary resting place for a hypodermic syringe. During a procedure, dentists often reuse a hypodermic needle on the same patient when additional anesthesia is required. Since the needle is not destroyed immediately after the initial use, dentists generally recap the needle or leave the needle exposed, increasing the risk of an accidental needlestick injury. The NeedleZap® unit sets directly on the dental parking station enabling the dentist to recap, or disintegrate, the hypodermic needle easily with one hand at the end of the procedure, and significantly reducing the risk of a needlestick injury.

The butterfly needle burner is intended to accommodate needles not secured to a hypodermic syringe. Butterfly needles are used primarily for IV’s and kidney dialysis. Since the original NeedleZap® unit was intended to disintegrate hypodermic needles held by a syringe, the butterfly needle burner necessitated design modifications, including a change to the housing and repositioning of the electrode system.

To further expand our product offerings, we have entered into a strategic alliance agreement with UTEK Corporation (AMEX:UTK), an innovative technology transfer company dedicated to building bridges between university developed technologies and commercial organizations. UTEK will identify and evaluate new technologies developed by universities and government laboratories that would be synergistic with our existing product line for our possible acquisition. Our strategic alliance agreement with UTEK expired in 2004, but we have agreed to work with UTEK on a case-by-case basis for any compatible technology.

On December 30, 2003, we acquired Medical Safety Technologies, Inc. from UTEK. Medical Safety Technologies, or MSTI, holds the worldwide exclusive license to a patented invention, known as the “Safe Receptacle for Sharps,” that is designed to aid in the safe transport of sterile and used sharp medical instruments. This Emory University invention was developed to help reduce the possibility of needlestick injuries by maintaining medical instruments in an angled, accessible position while encasing their sharp edges. We are enthusiastic about adding the Safe Receptacle for Sharps device to our product line and believe that it is a complimentary technology to our NeedleZap® product. By expanding our future product line, we hope to bring added value to the sales and distribution channel we are building. However, we are not presently pursuing the sharps receptacle as management believes resources should be conserved for marketing the currently approved product.

Recent Events

In January 2005, our board appointed D. Dane Donohue as our president and chief executive officer. Mr. Donohue is a co-founder of E Med and has served as executive vice president since the Company’s inception. Mr. Donohue’s promotion immediately followed the resignation of Robert J. Ochsendorf as president and CEO. Mr. Ochsendorf cited health concerns and personal matters requiring his full attention as the reasons for his stepping down. He will remain a member of our board of directors. We thank Mr. Ochsendorf for the selfless and tireless efforts that he dedicated to E Med in its developmental years.

Donald Sullivan joined our management team as chief financial officer in November 2004. Mr. Sullivan previously served as vice president and CFO of Capital Furniture Works, Inc. of Sacramento, California. Please turn to our management team’s biographical information beginning on page 15 for more information about Mr. Sullivan’s background.

In December 2004, we appointed Moscow, Russia-based Actual Medical Supplies (“AMS”) our exclusive distributor of NeedleZap® products in the Russian Federation and the 14 other countries that make up the Commonwealth of Independent States. AMS has obtained a registration certificate from the Russian Federation’s Federal Service of Health Care and Social Development Control necessary to sell the NeedleZap® in Russia and has placed an order for 10,000 units. The Russian Federation alone has a population of 145 million people and we believe the Commonwealth of Independent States is a potentially significant market for our products. The Russian Federation, Department of Health required an approval process for the product to be sold in Russia. That approval was granted on January 5, 2005 and is effective for ten years.

Distribution of Our Products

We made significant progress in expanding our distribution network in 2004, adding distribution partners in the United States and throughout the world. For example, last July we entered into a manufacturing and distribution license agreement with Providers International LLC for the manufacture and distribution of the NeedleZap® device in the Peoples Republic of China and Australia. The contract called for a minimum royalty to be paid to us of $810,000 by December 31, 2004, which has not yet been received. The approval process in these countries has taken much longer than expected and we are working with Providers to expedite this process. We have received and completed testing on the sample device provided by the manufacturing company in China. If certain minimums are not achieved within a reasonable amount of time, it is expected that the contract between E Med and Providers will be renegotiated.

In April 2002, we entered into distribution contracts with American Health & Safety Products, Inc., and its wholly owned subsidiary, AHSP International L.L.C., which have representation in the United States, Europe, South America, Central America and Canada. AHSP has secured agreements with several medical device distribution companies to distribute NeedleZap® to the medical/surgical market. Sales from these distributors have been disappointing to date. We now believe the product needs to be demonstrated in person and is not conducive to catalogue sales. We have shifted our sales efforts accordingly. Our distribution agreement with AHSP requires them to sell certain minimum quantities of our products on an annual basis, which have not been met. We anticipate re-negotiation our arrangement with AHSP, which may lead to their current distribution contracts being assigned to us.

We have a U.S. General Service Administration (GSA) contract (GS-074-0097N) which makes the NeedleZap® available to all government agencies including military applications. We are currently listed in government buying guides. In January 2004 the device underwent extensive testing at Fort Drum, New York. We received the report and evaluation of the NeedleZap® in November 2004. The testing showed the device was suitable for “brick and mortar” type hospital settings, but changes to make the device more durable are necessary for field applications. Based on these test results, we immediately targeted the veteran hospitals as a potential market and will begin modifying the NeedleZap® to make it more durable for field applications. We expect to be added to the VA schedule in April 2005.

Global Marketing Group, our distribution partner in Africa, is currently working with Ugandan-based Lily Pharmacy (U) Ltd. to market NeedleZap® to hospitals, clinics and pharmacies throughout Uganda. Since 1974, Lily has been importing pharmaceuticals and medical supplies for wholesale and retail distribution. Lily Pharmacy is not affiliated with Eli Lilly and Company. Lily Pharmacy has numerous marketing activities underway to expand the use of NeedleZap® in Uganda and Rwanda. In August 2004, four representatives of Global Marketing and E Med visited Uganda where the product has been in use in 22 hospitals for over one year. The feedback from these hospitals and the Public Health Department in Uganda has been positive. In a letter dated September 21, 2004, Dr. Mubiru, Director of Health Services in Kampala, Uganda stated that the NeedleZap® device “provides the best solution” the transmission of diseases through needlestick injuries. We believe Africa represents a large market potential for our product and have targeted several non-profit organizations to assist in funding the supply of product for Africa. In November 2004 we participated with Global Marketing in a presentation in Washington, D.C. to several African ambassadors and have received positive feedback on the NeedleZap®.

We have entered into a license and distribution agreement with ITDevelopment Solutions, Inc. (“IDS”) granting IDS the exclusive right to manufacture, distribute and sell our NeedleZap® unit in Pakistan and the United Arab Emirates. IDS have added our product line to its significant distribution affiliates in Asia and the Gulf region.

We have received a purchase order from Actual Medical Supplies of the Russian Federation for 10,000 NeedleZap units. Please see “Recent Events” above for more information about AMS.

Research and Development

In 2004, our research and development costs were $550 compared to $364 in 2003. We plan to increase our R&D budget in 2005. In addition, to supplement our own R&D efforts, we are working with UTEK Corporation to identify and evaluate new technologies developed by universities and government laboratories that would be synergistic with our existing product line for our possible acquisition. Please turn to “Our Products” on page 1 for more information about our relationship with UTEK.

Patents and Trademarks

Patents and trademarks are critical in the medical device industry. We believe strongly in protecting our intellectual property and have applied for two U.S. patents in connection with our NeedleZap® product line, and have registered the “NeedleZap” trademark. Our Medical Safety Technologies subsidiary’s Safe Receptacle for Sharps is also protected by a U.S. patent. We are in the process of amending our current patent application in the United States to include additional claims for our product. In 2004, our NeedleZap® patent was issued and published in the Peoples Republic of China. We also rely upon trade secrets and proprietary know-how. We intend to aggressively enforce our intellectual property rights if necessary. However, our intellectual property rights may not provide us with any significant degree of protection from our competitors. Please turn to “Competition” below for additional information about competition in our business.

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

Royalty Agreement

We acquired the NeedleZap® technology from NeedleZap Partners in exchange for shares of our stock and a royalty of $5.00 for every NeedleZap® unit we sell until five million units are sold. Additionally, we have agreed to pay $1.00 per unit sold which will be divided amongst two of our officers and our director of research and development. For additional information about these royalty arrangements, please see Note H of our financial statements at page F-11. This fee has been temporarily waived until E Med becomes profitable.

Employees

We have three full-time employees, our CEO, CFO and national sales manager. We presently out-source manufacturing and other key aspects of our business. We plan to add additional personnel as our growth warrants.

Principal Suppliers

We have contracted with Frantz Medical Development Ltd. to manufacture our products in the United States. Frantz Medical has been approved by the FDA to manufacture NeedleZap® units. We have granted ITDevelopment Solutions, Inc. (“IDS”) the exclusive right to manufacture, distribute and sell our NeedleZap® product in Pakistan and the United Arab Emirates. IDS has completed construction of a new high-tech manufacturing facility in Pakistan that will reduce the production cost of the NeedleZap® by 58%. IDS bears all of the costs of the plant as part of our arrangement with them. We believe that the Pakistani facility will also allow us to produce additional products currently under development for the diabetes patent at greatly reduced cost and time frames. We have also entered into a manufacturing and distribution license agreement with Providers International LLC for the manufacture and distribution of the NeedleZap® device in the Peoples Republic of China and Australia. Neither IDS nor Providers are currently FDA approved manufacturers and products manufactured by IDS or Providers may not be sold in the United States. In addition to Frantz Medical, IDS and Providers, we believe that there are a number of domestic and foreign manufacturers with whom we could subcontract the manufacturing of our products at competitive rates who would also satisfy applicable quality assurance standards.

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

Our strategy is to develop a niche market within the industry through our ability to destroy commonly used syringes with a product that is both portable and relatively inexpensive — the NeedleZap® unit. We believe these factors distinguish our product from the generally less portable and substantially more expensive products offered by our competitors. In addition, we believe the patent pending status of NeedleZap® together with the application and review time necessary for FDA approval of any similar competitive device should provide us with a competitive advantage, at least for a period of time. Of course, we cannot guaranty that these advantages will allow us to compete successfully or that one of our competitors will not develop a superior product. This is especially true given that many of our competitors are larger, have significantly greater resources, and broader product lines than we do.

Governmental Regulations

Because we manufacture and sell medical devices, our products, packaging and manufacturing procedures are subject to regulations by the Food and Drug Administration (FDA) and the Department of Health and Human Services and similar state agencies. Medical devices are classified into three regulatory categories (Classes I, II and III). The amount of regulation varies dependant upon the classification. NeedleZap® is an FDA class III device. Because these types of devices are relatively new to the marketplace they are subject to the highest level of regulation. The FDA has reviewed and approved NeedleZap® (PMA P010065) for sale in the United States.

Our products are also subject to regulation in foreign countries. For example, NeedleZap® is considered an EU Class I medical device and must qualify for and bear the “CE Mark” in European Union countries. Depending upon the distribution relationships established to market our products in countries other than the United States, we may be responsible for obtaining approval to sell in those countries.

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

We have devoted substantial financial and human resources to comply with these extensive regulations by the FDA and other government agencies and will continue to do so in the future. If we failed to comply with applicable regulations we would be subject to administrative and criminal actions, which would likely significantly impair our business. Our operations may also be negatively impacted if the United States. or state governments or the governments of other countries where we market our products pass new legislation or if courts issue new rulings with respect to existing legislation governing our products. Continued compliance with regulatory requirements is likely to be costly.

Forward Looking Statements

Some of the statements that we make in this report, including statements about our confidence in E Med’s prospects and strategies and our expectations about E Med’s sales expansion, are forward-looking statements within the meaning of § 21E of the Securities Exchange Act. Some of these forward-looking statements can be identified by words like “believe,” “expect,” “will,” “should,” “intend,” “plan,” or similar terms; others can be determined by context. Statements contained in this report that are not historical facts are forward-looking statements. These statements are necessarily estimates reflecting our best judgment based upon current information, and involve a number of risks and uncertainties. Many factors could affect the accuracy of these forward-looking statements, causing our actual results to differ significantly from those anticipated in these statements. While it is impossible to identify all applicable risks and uncertainties, they include:

•	our ability to execute our business plan;

•	our ability to successfully market and sell our products;

•	our ability to gain and retain market share from our competitors, many of whom have greater financial and other resources than we do;

•	the introduction of competing products by other companies;

•	our ability to protect our patents, copyrights and other intellectual property rights;

•	pressure on pricing from our competitors or customers;

•	continued availability of components for our products and stability in the cost of these components;

•	our reliance on subcontractors to manufacture our products;

•	our reliance on independent distributors to market and sell our products;

•	our financial resources are limited and we are dependant on increasing sales to generate cash for operations;

•	our ability to continue to comply with rules and regulations governing our products; and

•	our ability to comply with SEC regulations and filing requirements applicable to us as a public company.

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

How to Learn More About E Med

We file annual, quarterly and special reports and other information with the SEC. Our SEC filings are available to the public on the internet at the SEC’s web site at SEC.gov. You may also read and copy any document we have filed at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference room by calling the SEC at 1-800-SEC-0330. To learn more about E Med you can also contact us directly at the address or phone number listed below or visit our website at NeedleZap.com.

E Med Future, Inc.

794 Morrison Road

Suite 911

Columbus, Ohio 43230

Phone: 877- 855-1319

Email: info@NeedleZap.com

Item 2. Description of Property.

We lease approximately 500 square feet of office and our primary warehouse space in Columbus, Ohio from a company owned by one of our directors for $1,800 a month. For additional information regarding this arrangement, please turn to “Lease with Ochsendorf Company” at page 18.

Item 3. Legal Proceedings.

In April 2004, we entered into a distribution and marketing agreement with TransGlobal Medical Sales & Services, LLC of Orlando, Florida. TransGlobal was to serve as an international distribution arm for our products and was required to purchase and pay for 10,000 NeedleZap® units within 90 days of the execution of the agreement. When we had not received payment for the units nearly two and one half months past the due date, we notified TransGlobal on October 19, 2004 of the material breach and that we were terminating our agreement. TransGlobal failed to cure its breach and on December 13, 2004 we filed a lawsuit against TransGlobal captioned E Med Future, Inc. v. Transglobal Medical Sales & Services, LLC, Robert Sullivan, and Martin Boelens, Case No. 04CVH-12-13068 (Court of Common Please, Franklin County, Ohio). In our complaint we alleged causes of action for breach of contract, fraud, rescission against defendants for failure to pay us $560,000 due under our agreement with TransGlobal, and TransGlobal’s failure to perform other terms of the contract. On February 15 and 18, 2005, Messrs. Boelens and Sullivan, respectively, filed their amended answers denying our allegations. On February 18, 2005, TransGlobal filed its amended answer and amended counterclaim. In its counterclaim, TransGlobal alleges causes of action against E Med for breach of contract, breach of fiduciary duty, tortious interference with business relations and contract rights, and failure to account. TransGlobal alleges that E Med breached the contract, took opportunities to which TransGlobal allegedly was entitled, and breached an agreement under which TransGlobal allegedly was entitled to receive four million shares of E Med stock. TransGlobal seeks damages in excess of $25,000, an accounting for present and future lost revenue, unspecified consequential damages, and prejudgment and post-judgment interest. On March 25, 2005, we filed our reply denying all the allegations in the counterclaim. E Med is vigorously prosecuting our complaint and defending the counterclaim. Discovery is continuing in this matter.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common stock is currently traded on the Over-The-Counter Bulletin Board (“OTCBB”) under the trading symbol “EMDF.OB.” The following table lists the high and low closing sale prices of our common stock during 2004 as reported on OTCBB. These sale prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Fourth Quarter	$0.80	$0.31
Third Quarter	$0.69	$0.27
Second Quarter	$0.70	$0.44
First Quarter	$1.01	$0.65

There were approximately 966 stockholders of record of the Company’s common stock as of March 1, 2005. We estimate that an additional 500 stockholders own stock in their accounts at brokerage firms and other financial institutions.

We intend to reinvest our earnings, if any, in the business, and have never declared or paid, and do not intend to declare or pay, any cash dividends on our stock.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

We manufacture and market products designed to reduce accidental hypodermic needlestick injuries. Our primary product, NeedleZap®, completely disintegrates the sharp portion of the needle. Please turn to “Our Products” at page 1 for a more detailed discussion of our product line. There are an estimated one million accidental needlesticks reported in the United States in the healthcare industry alone, and we believe the applications for our products are far reaching. NeedleZap® is designed to work within the parameters of recent OSHA needlestick mandates which require employers to take advantage of new technologies to prevent needlesticks in the workplace. We also believe there is a potential global market in developed as well as developing countries. For example, NeedleZap® could be a component in the fight against AIDS in many African countries where the disease is endemic. For additional information about our global marketing efforts, please see “Distribution of Our Products” at page 3.

Looking Ahead

We incurred net losses in 2002, 2003 and 2004 while we obtained FDA approval for our NeedleZap® product, applied for patent protection and entered into distribution relationships. We have not had significant sales volume to date. We believe we have now obtained significant experience in how to market our products effectively and we anticipate an increase in sales in 2005. Of course, we cannot guarantee that sales will increase or that we will be able to attain profitability.

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

In July 2002, we received an approvable letter from the FDA stating that NeedleZap® met all the requirements for the safety and effectiveness data testing for a Class III medical device. The approvable letter was subject to an FDA inspection that found the manufacturing facilities, methods and controls in compliance with the applicable requirements of FDA quality system regulation. During the manufacturing inspectional phase in August 2002, the FDA requested that we suspend all sales to veterinarian and law enforcement markets until the product was fully approved. We voluntarily complied with the FDA’s request and suspended all sales in U.S. markets and issued a recall for all units sold in the United States. In April 2004, we had recovered all devices that were sold prior to FDA approval and the FDA issued a letter terminating the recall in July 2004. The expense of this recall is included in the current financials.

On March 14, 2003, the FDA issued a final approval order letter for NeedleZap®. Final labeling was submitted and approved on March 19, 2003, clearing the way to market NeedleZap® in the United States in healthcare facilities and treatment settings.

Results of Operations

We are a development stage company and did not have full approval to market and sell our products until March 2003. Initial sales in 2003 caused us to be optimistic that our revenues and profits would increase in 2004. We were disappointed when our 2004 results did not meet expectations due to lower than anticipated sales by our distributors.

Net Sales

We had net sales of $118,507 in 2004, compared with $325,409 in 2003, a decrease of $206,902 or 63.6%. This decrease is primarily attributable to our distributors taking initial stocking orders in 2003 and requiring additional time to gain approvals and develop sales in their markets throughout 2004. Additionally, we are revising our own marketing strategies as well. We sold approximately 1,500 NeedleZap® units in 2004 compared to 5,900 in 2003.

Costs and Expenses

Operating costs and expenses increased $27,145, or 2.3%, to $1,210,845 in 2004 from $1,183,700 in 2003. The increase was primarily caused by an increase in operational expenses relating to the recall, maintaining FDA compliance and increased cost of regulatory compliance. Selling, general and administrative expense also increased due to distributor training and promotional costs. We also experienced an impairment in good will relating to our MSTI subsidiary. These increased costs were only partially offset by lower stock based compensation expenses.

Other expenses increased to $25,218 in 2004 from $8,290 in 2003, due to an increase in interest expense resulting from higher balances outstanding on our debt in 2004.

Net Loss

In 2004, our net loss increased to $1,117,556 or $0.04 a share, from a net loss of $866,581, or $0.05 a share, in 2003, as significantly lower sales combine with slightly increased costs.

Selected Financial Data

The following table includes selected financial information for 2003 and 2004. Please turn to our audited financial statements beginning at page F-1, including the accompanying footnotes, for additional information.

	Year Ended December 31		Increase (Decrease)
	2003	2004	Dollars	Percentage
Net sales	$325,409	$118,507	$(206,902)	(63.6)%
Net (loss)	(866,581)	(1,117,556)	250,975	29.0%
Net (loss) per share	(0.05)	(0.04)	(0.01)	(20.0)%

Total assets	1,100,305	1,570,957	470,652	42.8%
Stockholders’ equity	276,893	464,821	187,928	67.9%

Financial Condition and Liquidity

We had available cash of $2,810 on December 31, 2004, compared to $204,447 at the end of 2003. The decrease is primarily the result of an increase in inventory. Cash used in operations increased 400% to $663,954 in 2004 from $165,964 in 2003, primarily due to increased inventory, purchases of fixed assets and reduction of certain liabilities.

On November 12, 2002, we entered into a credit facility with Key Bank (NA). The facility provides us with a working capital line-of-credit of up to $150,000 and currently bears interest at 4.5%. The credit facility is secured by all of E Med’s assets and must be paid back in full on demand. We presently have drawn $141,098 on the facility.

In 2003, our director of research purchased an existing $215,585 loan and advanced additional funds bringing total funds advanced to $320,585. In the first half of 2004, we repaid a portion of this loan, reducing the outstanding balance to $266,484 at June 30, 2004. We repaid this loan in full as of June 30 by the issuance of 794,415 unregistered shares of our common stock to the note holder.

On April 1, 2004, we entered into a loan agreement with a private investor in the amount of $750,000. The convertible promissory note bears interest at 7.5% payable quarterly with the principal due in five years and is secured by all of our assets. The note is convertible at the holder’s option into 1.5 million shares of our unregistered common stock, subject to adjustment for dilutive issuances. Proceeds from the loan will be used for inventory and operating expenses. In connection with the loan, we also agreed to pay the lender a $3.00 royalty on each of the next 1.0 million NeedleZap® units, with maximum total royalty payments of $5.0 million. For additional information regarding the loan please see Note M of our attached financial statements at page F-13. The loan agreement was amended effective December 31, 2004 to reduce the loan amount to $548,000. Payment of interest and royalties was deferred until January 1, 2006, provided we provide monthly sales reports to the lender when due. In addition, if we arrange an increase in bank financing, the lender agreed to subordinate its security interests to the secured interests of the banking institution up to a maximum of $500,000. The lender had advanced $575,000 of the loan proceeds directly to PR Market Research Company, our primary vendor, without our approval. Please turn to “PR Market Research” at page 19 for more information about PR Market Research. The reduced loan amount consists of $175,000 received by us from the lender and $373,000 that we owed to PR Market Research for parts and services that was assigned to the lender

Our primary need for capital is to fund operations and the development of new products. Historically, our capital requirements have been met by a combination of loans from stockholders, our line of credit with Key Bank, and funds from operations. Now that we have obtained FDA approval for NeedleZap® and our distributors have had sufficient ramp-up time, we expect increased sales to meet our capital needs. In addition, we are developing new NeedleZap® products to help generate additional revenues. However, sales may not be adequate to meet our cash needs, which would negatively impact our operations and development of new and ancillary products. For an overview of the risks we face, please turn to “Forward Looking Statements” on page 7.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Critical Accounting Policies

Our independent auditors’ report contains a “going concern” note. In Note C of our financial statements the auditors point out that we have incurred net losses that raise “substantial concerns” about our ability to continue as a going concern. For more information, please turn to our audited financial statement beginning on page F-1 and Note C in particular on page F-9. Although we recognize that we have incurred significant losses while in the development phase, now that we have obtained FDA approval for NeedleZap® we are confident about our prospects. Of course, we cannot guaranty that we will be able to successfully attain sustained profitability.

For a discussion of additional significant accounting policies that impact our financial reporting, please turn to Note B of our financial statements beginning on page F-7.

Item 7. Financial Statements.

Our 2004 and 2003 consolidated financial statements audited by Meyler & Company, LLC follow this annual report beginning on page F-1.

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

For additional information regarding our change in auditors, please see our Report on Form 8-K dated July 2, 2003 and filed with the SEC on July 14, 2003.

Item 8A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the chief executive officer and the chief financial officer concluded that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding the required disclosures, other than as described below.

Restatement of Second and Third Quarter 2004 Financial Statements

During the first quarter of 2005, we concluded that certain errors were made in the Company’s financial statements for the second quarter ended June 30, 2004 and for the third quarter ended September 30, 2004 that should have resulted in a change in the timing of revenues recorded of $379,720 and $312,500 during the second and third quarters, respectively. Costs of goods sold of $180,194 and $120,800 corresponding to the revenues were also recorded during the second and third quarters, respectively. Also, during the second and third quarters, payments of $375,000 and $200,000 respectively, were paid to a company owned by the Company’s director of research and recorded as inventory with a corresponding increase in a convertible promissory note from a private lender. These transactions have been corrected in the year-end financial statements. The errors were uncovered in an internal review by the Company. These weaknesses contributed to the need to restate our financial statements for the quarters ended June 30, and September 30, 2004, as well as requiring the filing an amended Forms 10-QSB for the third and fourth quarters, all of which will be filed in April 2005.

In conjunction with the decision to restate our financial statements, we reevaluated our disclosure controls and procedures relating to the gathering and processing of accurate information particularly as it relates to revenue recognition, and concluded that these controls contained certain weaknesses. We have taken steps to identify, rectify, and prevent the recurrence of the circumstances that resulted in the determination to restate our prior periods financial statements.

We believe these enhancements to our system of internal controls and our disclosure controls and procedures will be adequate to provide reasonable assurance that our control objectives will be met.

PART III

Item 9. Directors and Executive Officers of the Registrant.

Our directors and executive officers are:

D. Dane Donohue, age 56, has been the president and chief executive officer of E Med since January 2005 and a director since April 2003. Prior to becoming president and CEO, Mr. Donohue served as E Med’s executive vice president. Mr. Donohue co-founded E Med in August 2000. From 1985 to 1998, Mr. Donohue also served as the vice president of the S.M. Donohue Co., Inc., specializing in the restoration of commercial and residential properties damaged as a result of fire, wind and water for all major insurance carriers. His responsibilities included contract negotiations and daily management with property owners, mortgage holders, insurance companies, banks, vendors, work crews and sub-contractors. Mr. Donohue is currently president of Falon Music, a publishing company registered with the American Society of Composers, Authors and Publishers and the Harry Fox Agency, Inc. He has served on the Executive Board of the American Federation of Musicians, Local 159 as vice president and president and is also the owner/operator of The Woodhouse Digital Recording Studios.

Robert J. Ochsendorf, age 53, is a director and co-founder of E Med. From April 2003 until January 2005, he also served as E Med’s president and chief executive officer. In addition, Mr. Ochsendorf has been the president and CEO of the E.R. Ochsendorf Company, a company engaged in creative marketing and product development, since 1992. Founded in 1967, E.R. Ochsendorf services some of the most recognized retail chains, pharmaceutical companies, financial institutions, and top businesses in the United States. He is also a member of ASI’s (Advertising Specialty Institute) Multi-Million Dollar Club and PPAI (Promotional Products Association International). Mr. Ochsendorf is currently a member of the Wexner Center for the Arts Corporate Council, and past president of the Specialty Advertising Association of Central Ohio.

Donald Sullivan, age 62, was appointed E Med’s chief financial officer in November 2004. Prior to joining E Med, from January through October 2004, Mr. Sullivan was employed as vice president and chief financial officer of Capital Furniture Works, Inc., a furniture manufacturer. From 1998 through 2003, Mr. Sullivan was the owner of Danville Pallet Co., a wooden pallet manufacturer. Previously, Mr. Sullivan was employed for approximately 20 years by Castle Nursing Homes, Inc. in various capacities, including president, secretary, treasurer and chief financial officer. Mr. Sullivan was licensed as a certified public accountant in 1967 and worked for over 10 years as a partner in various CPA firms.

Juan J. Perez, age 49, is a director of E Med. In 1997, Mr. Perez founded the only Hispanic-owned law firm in Central Ohio (Perez & Morris LLC). Prior to opening his own office, Mr. Perez was associated with a major Columbus, Ohio law firm, first as an associate and later as a partner. He also served as general counsel and vice president of administration for a publicly-traded company from 1994 to 1996. Mr. Perez is a member of the Ohio Hispanic Chambers of Commerce, the Greater Columbus Hispanic Chamber of Commerce, the U.S. Hispanic Chamber of Commerce, the Small Business Council of the Greater Columbus Chamber of Commerce, the Small Business Council of the Ohio State Chamber of Commerce, the Ohio Small Business Council Governing Board, the Ohio Advisory Committee to the U.S. Civil Rights Commission and the Bureau of Motor Vehicles Citizens Advisory Committee.

Committees of the Board

We are still in the early stages of our business plan and have not yet realized significant revenues. Because we are still in the start-up phase, our board consists of only three directors — Mr. Donohue, who also serves as our president and chief executive officer, Mr. Ochsendorf and Mr. Perez. Because of the small size of our board, the directors have not designated audit, nominating or other committees. Instead, these responsibilities are handled by the entire board. Without an audit committee, we do not presently have a director that qualifies as “an audit committee financial expert” under SEC rules. Although we are pleased with the diverse skills and level of expertise that our directors possess, we hope to attract additional independent members to sit on our board in the future as our business grows.

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

Compliance with § 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock, to make filings with the SEC reporting their ownership of our common stock and to furnish us with copies of these filings. In 2004, Messrs. Donohue, Ochsendorf, Perez and Sullivan each failed to timely file a Form 4 reporting one transaction. The Form 4s were subsequently filed. Based solely on our review of copies of reports furnished to us, we believe that all other § 16(a) filing requirements were met in 2004. Copies of these filings are available on the SEC’s website at SEC.gov or our website at NeedleZap.com.

Item 10. Executive Compensation.

Robert J. Ochsendorf, our former chief executive, served without compensation in 2004 during the start-up phase of our business. In January 2005, Mr. Ochsendorf stepped down for health and personal reasons and our board appointed D. Dane Donohue to serve as president and CEO. Mr. Donohue has been E Med’s executive vice president since the Company’s inception. We paid Mr. Donohue $60,000 last year and $5,058 for his car and insurance for the second half of the year. We did not pay any of our officers or employees more than $100,000 in 2004. None of our officers or employees has an employment or severance contract or similar agreement with the Company.

Director Compensation

Our directors do not receive cash compensation for serving on our board. Although we have no formal equity compensation plan for our board members and did not issue any shares to the directors in 2004, in 2005 we have issued a total of 2.0 million shares to our board members for their services as officers and directors.

Equity Compensation Plans

On December 20, 2004, our board adopted the E Med Future, Inc. 2004 Stock Option Plan. The stock plan provides for the issuance of up to 10.0 million shares of our common stock or options to purchase shares and is administered by the board. The purpose of the plan is to encourage and enable our officers, directors, employees and consultants, upon whose judgment, initiative and efforts we largely depend for the successful conduct of our business, to acquire a proprietary interest in E Med. We believe that providing these individuals with a direct stake in E Med’s welfare will assure a closer identification of their interests with those of the Company, thereby stimulating their efforts on the Company’s behalf and strengthening their desire to remain with the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists the stock ownership of all stockholders who beneficially own more that 5% of our stock as well as our executive officers and directors as of March 1, 2005.

Significant Stockholders	Shares	Percentage
PR Market Research Company* 16738 Maryann Furnace Road Nashport, Ohio 43830	2,500,000	7.35%

Officers and Directors
D. Dane Donohue 794 Morrison Road Columbus, Ohio 43230	3,500,000	10.3%

Robert J. Ochsendorf 794 Morrison Road Columbus, Ohio 43230	3,000,000	8.8%

Juan J. Perez** Perez & Morris, LLC 8000 Ravine’s Edge Court Suite 300 Columbus, Ohio 43235	1,375,000	4.0%

Donald Sullivan 794 Morrison Road Columbus, Ohio 43230	500,000	1.5%

All executive officers and directors as a group	8,375,000	24.6%

*	PR Market Research is owned by Kenneth Jackson, our director of research.
**	250,000 shares are held by Perez & Morris LLC, of which Mr. Perez is a founding member.

Item 12. Certain Relationships and Related Transactions.

Lease with Ochsendorf Company

We have an informal lease arrangement with E.R. Ochsendorf Company, a company owned by Robert J. Ochsendorf, our former chief executive and a director, to pay $1,800 per month, or $21,600 a year, for office and warehouse space in Columbus, Ohio. We have paid only a portion of the rent to date, and accrued the remainder. In 2004 we paid $7,200 in rent for our Columbus facility and had $14,400 in accrued rent as of December 31, 2004. The lease is month to month and is not covered by a written agreement.

Supply Arrangement with Ochsendorf Company

Mr. Ochsendorf’s company also provides us with supplies, boxes, labels and shipping services. E.R. Ochsendorf Company billed us $10,382 in 2004 and $36,045 in 2003 for these services.

Royalty Agreements with Officers

We have agreed to pay a royalty of $1.00 for every NeedleZap® unit sold which will be divided amongst former D. Dane Donohue, our CEO, Mr. Ochsendorf, a member of our board, and our director of research and development. They have agreed to temporarily waive this fee until E Med is profitable.

Loans from Employees

In 2003, our director of research purchased an existing $215,585 loan to E Med from another of our employees and advanced additional funds bringing total funds advanced to $320,585. In the first half of 2004, we repaid a portion of this loan, reducing the outstanding balance to $266,484 at June 30, 2004. We repaid this loan in full as of June 30 by the issuance of 794,415 unregistered shares of our common stock to the note holder. Please turn to “Changes in Securities and Small Business Issuer Purchases of Equity Securities” on page 10 for more information about this issuance.

PR Market Research

PR Market Research Company is owned by Kenneth Jackson, our director of research, and is a significant shareholder. The company is an FDA approved vendor and supplies E Med with the majority of its component parts used in the manufacture of NeedleZap® units. It also furnishes packaging materials and other manufacturing supplies and has from time to time paid operating expenses for us. PR Market Research billed us $226,633 in 2004 and $92,874 in 2003.

Representation by Perez & Morris

In 2004, we engaged Perez & Morris LLC to represent us in an action against TransGlobal Medical. Perez & Morris is a Columbus, Ohio-based law firm co-founded by Juan J. Perez, one of our directors. This engagement was accepted for a fixed fee consisting of 250,000 shares of our common stock, plus expenses, which management believes is comparable to normal charges in the industry for similar services.

Item 13. Exhibits, List and Reports on Form 8-K.

(a)	Exhibits
2.1	Agreement and Plan of Merger dated April 2, 2003 by and among Micro-Economics, Inc., E Med Sub, Inc. and E Med Future, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 11, 2003 (Reg. No. 033-55254))

2.2	Agreement and Plan of Acquisition by and between Medical Safety Technologies, Inc., UTEK Corporation and E Med Future, Inc. dated December 20, 2003 (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 14, 2004 (Reg. No. 033-55254))

3(i)(1)	Articles of Incorporation of the Company (Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on December 2, 1992 (Reg. No. 033-55254))

3(i)(2)	Certificate of Amendment to Articles of Incorporation of the Company filed with the Nevada Secretary of State on January 29, 2003 (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB dated March 31, 2003 as filed with the Securities and Exchange Commission on May 22, 2003 (Reg. No. 033-55254))

3(i)(3)	Certificate of Amendment to Articles of Incorporation of the Company filed with the Nevada Secretary of State on April 4, 2003 (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB dated March 31, 2003 as filed with the Securities and Exchange Commission on May 22, 2003 (Reg. No. 033-55254))

3(ii)(1)	Bylaws of the Company (Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on December 2, 1992 (Reg. No. 033-55254))

3(ii)(2)	Amendment No. 1 to the Bylaws of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 (Reg. No. 033-55254))

4.1	Form of Consulting and Subscription Agreement (Incorporated by reference to the Company’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on May 12, 2003 (Reg. No. 333-105151))

10.1	2004 Stock Option Plan of the Company (Incorporated by reference to the Company’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on December 22, 2004 (Reg. No. 333-121529))

10.2	License and Distribution Agreement among the Company and ITDevelopment Solutions, Inc. dated September 16, 2004 (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 20, 2004 (Reg. No. 033-55254))

14	Code of Conduct and Ethics of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 (Reg. No. 033-55254))

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed with this annual report

Reports on Form 8-K

On January 7, 2005, we filed a Current Report on Form 8-K dated January 3, 2005 reporting that Robert J. Ochsendorf had resigned as our president and chief executive officer and D. Dane Donohue had been appointed our new president and chief executive officer.

Item 14. Principal Accountant Fees and Services.

The following table lists the aggregate fees billed for professional audit services provided to us by Meyler & Company, LLC, our principal accountants, for the audit of our 2002 and 2003 annual financial statements and for other services rendered.

	2003	2004
Audit fees	$6,750	$20,000
Audit related fees	5,650	10,500
Tax fees	—	—
All other fees	—	—

TOTAL	$12,400	$30,500

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

E MED FUTURE, INC.

Date: April 15, 2005	/s/ D. Dane Donohue
D. Dane Donohue, President
and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of E Med Future, Inc. and in the capacities and on the dates indicated.

Date: April 15, 2005	/s/ D. Dane Donohue
D. Dane Donohue, President
and Chief Executive Officer

Date: April 15, 2005	/s/ Donald Sullivan
Donald Sullivan, Chief Financial Officer

Date: April 15, 2005	/s/ Robert J. Ochsendorf
Robert J. Ochsendorf, Director

Date: April 15, 2005	/s/ Juan J. Perez
Juan J. Perez, Director

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

MEYLER & COMPANY, LLC

ONE ARIN PARK

1715 HIGHWAY 35

MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors

E Med Future, Inc.

Columbus, Ohio

We have audited the accompanying consolidated balance sheets of E Med Future, Inc. and subsidiary (a Development Stage Company) as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of E Med Future, Inc. and subsidiary as of December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the consolidated financial statements, the Company incurred net losses of $1,117,556 and $866,581 for the years ended December 31, 2004 and 2003, respectively and there are existing uncertain conditions the Company faces relative to its capital raising and sales activities. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Meyler & Company, LLC

Middletown, NJ

April 8, 2005

E MED FUTURE, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash	$2,810	$204,443
Accounts receivable, net of allowance for doubtful accounts of $67,744 and $15,100 in 2004 and 2003, respectively	2,511	99,562
Inventory	488,153	312,268
Prepaid expenses	17,713	14,026
Current portion of prepaid compensation	440,000

Total Current Assets	951,187	630,299

PREPAID CONSULTING COMPENSATION	311,667
EQUIPMENT, net of accumulated depreciation of $60,932 and $40,584, respectively	167,787	128,717
PATENTS AND LICENSES
Patents, net of accumulated amortization of $46,772 and $34,300 in 2004 and 2003, respectively	140,316	341,289

	$1,570,957	$1,100,305

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable to bank	$141,098	$141,098
Current portion of note payable	1,828
Notes payable to related party	25,000
Accounts payable	206,611	250,923
Accounts payable to related party	25,376	66,976
Accrued expenses	55,523	43,830
Customer deposits	100,000

Total Current Liabilities	555,436	502,827

LONG-TERM DEBT
Note payable, less current portion	2,700
Notes payable to related party		320,585
Convertible promissory note payable	548,000

Total Long-Term Liabilities	550,700	320,585

STOCKHOLDERS’ EQUITY
Common stock $0.001 par value, 50,000,000 authorized, 29,183,415 and 26,134,000 issued and outstanding at December 31, 2004 and 2003, respectively	29,183	26,134
Paid-in-capital	2,802,067	1,499,632
Deficit accumulated during development stage	(2,366,429)	(1,248,873)

Total Stockholders’ Equity	464,821	276,893

Total Liabilities and Stockholders’ Equity	$1,570,957	$1,100,305

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,		Period March 14, 2000 (Inception) to December 31,2004
	2004	2003
NET SALES	$118,507	$325,409	$799,992

COSTS AND EXPENSES-
Cost of goods sold	175,372	142,693	541,230
Selling, general and administrative	526,269	411,919	1,393,712
Research and development	550	364	9,433
Stock based compensation	287,333	600,000	892,333
Impairment of goodwill	188,500		188,500
Depreciation and amortization	32,821	28,724	107,705

Total Costs and Expenses	1,210,845	1,183,700	3,132,913

NET OPERATING LOSS	(1,092,338)	(858,291)	(2,332,921)

OTHER INCOME (EXPENSE)
Interest and other income		23	23
Interest expense	(25,218)	(8,313)	(33,531)

Total Other Expenses	(25,218)	(8,290)	(33,508)

NET LOSS	$(1,117,556)	$(866,581)	$(2,366,429)

NET LOSS PER COMMON SHARE - (Basic and diluted)	$(0.04)	$(0.05)	$(0.57)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	26,873,019	17,822,583	4,180,221

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,		Period March 14, 2000 (Inception) to December 31, 2004
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,117,556)	$(866,581)	$(2,366,429)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,821	28,724	107,705
Stock based compensation	287,333	600,000	892,333
Research and development costs			8,808
Start-up costs			19,177
Amortization of prepaid expense	14,025	16,575	30,600
Impairment of goodwill	188,500		188,500
Changes in operating assets and liabilities:
Accounts receivable	97,051	(95,562)	(2,511)
Inventory	(175,885)	(138,780)	(337,138)
Prepaid expenses	(17,712)	3,192	(17,712)
Accounts payable	(44,312)	196,909	206,611
Accounts payable to related party	(41,600)	66,977	25,376
Accrued expenses	11,693	22,582	55,523
Customer deposits	100,000		100,000

Net Cash Used in Operating Activities	(665,642)	(165,964)	(1,089,157)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(59,418)	(12,810)	(94,806)

Net Cash Used in Investing Activities	(59,418)	(12,810)	(94,806)

CASH FLOWS FROM FINANCING ACTIVITIES
Initial capitalization			1,666
Cash acquired in acquisition		200,000	200,000
Notes payable to bank	4,528	65,000	145,626
Notes payable to related party	(29,101)	105,000	291,484
Convertible promissory note payable	548,000		548,000

Net Cash Provided by Financing Activities	523,427	370,000	1,186,776

NET(DECREASE) INCREASE IN CASH	(201,633)	191,226	2,810
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	204,443	13,217

CASH AND CASH EQUIVALENTS END OF YEAR	$2,810	$204,443	$2,810

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Years Ended December 31,		Period March 14, 2000 (Inception) to December 31, 2004
	2004	2003
Supplemental Disclosure of Cash Flow Information:
Interest paid	$17,682	$6,100	$23,782

Supplemental Schedule of Non-Cash Investing and Financing Activities:
NeedleZap Partnership Contribution of Assets to Company
Inventory			$151,015
Equipment			133,912
Patent			187,089
Issuance of common stock for consulting services	1,039,000	30,600	1,069,600
Issuance of 1,250,000 shares valued at $0.3108 per share to acquire MSTI and allocation of purchase price to license		188,500	188,500
Issuance of common stock in payment of loan	266,484		266,484

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Period March 14, 1990 (Inception) to December 31, 2004

	Common Shares	Common Stock	Paid in Capital	Accumulated Deficit	Total
Inception, March 14, 1990 to December 31, 2000	1,000,000	$1,000	$666	$(1,666)
Net loss for the year ended December 31, 2001				(81,917)	$(81,917)

Balance December 31, 2001	1,000,000	1,000	666	(83,583)	(81,917)
Net loss for the year ended December 31, 2002				(298,709)	(298,709)

Balance December 31, 2002	1,000,000	1,000	666	(382,292)	(380,626)

Issuance of common shares for preferred stock in reverse merger	19,850,000	19,850	485,150		505,000
Issuance to consultants for services rendered @ $0.15 per share	4,000,000	4,000	596,000		600,000
Issuance for Strategic Alliance Agreement @ $0.90 per share	34,000	34	30,566		30,600
Issuance of shares for acquisition of MSTI @ $0.3108 per share	1,250,000	1,250	387,250		388,500
Net loss for the year ended December 31, 2003				(866,581)	(866,581)

Balance December 31, 2003	26,134,000	26,134	1,499,632	(1,248,873)	276,893

June 30, 2004 issuance of shares @$0.3566 per share in payment of loan	749,415	749	265,735		266,484
September 16, 2004 issuance of shares @$0.44 per share for consulting agreement	2,000,000	2,000	878,000		880,000
November 5, 2004 issuance of shares @$0.53 per share for consulting services	300,000	300	158,700		159,000
Net loss for the year ended December 31, 2004				(1,117,556)	(1,117,556)

Balance December 31, 2004	29,183,415	$29,183	$2,802,067	$(2,366,429)	$464,821

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE A - BUSINESS

The Company and Nature of Business

E MED Future, Inc. and its subsidiary (the “Company”), a development stage enterprise, was organized under the laws of Delaware on August 25, 2000. The Company plans to manufacture and sell a device that can disable a hypodermic needle trademarked under the name “NeedleZap.”

Reverse Merger

In April 2004, Micro-Economics, Inc. (“Micro”), a Nevada corporation, acquired all of the Company’s outstanding convertible preferred stock by the issuance of 19,850,000 shares of $0.001 par value common stock (the “Merger”). Simultaneously, Micro-Economics, Inc. changed its name to E MED Future, Inc. In connection with the Merger, the Company became a wholly owned subsidiary of Micro and the Company’s officers and directors replaced Micro’s officers and directors. Prior to the Merger, Micro was a non-operating “shell” corporation. Pursuant to Securities and Exchange Commission rules, the Merger of a private operating company (E Med Future, Inc.) into a non-operating public shell corporation with nominal net assets (Micro) is considered a capital transaction. Accordingly, for accounting purposes, the Merger has been treated as an acquisition of Micro by the Company and a recapitalization of the Company. The historical financial statements prior to December 31, 2003 are those of the Company.

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

Equipment and Depreciation

Equipment is stated at cost and is depreciated using the straight line method over the estimated useful lives of the respective assets. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.

E MED FUTURE, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004 and 2003

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

Patent Amortization

The Company amortizes its patent over a 15 year period.

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

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which the Company adopted during 2003. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill.

E MED FUTURE, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004 and 2003

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

NOTE C - GOING CONCERN

As indicated in the accompanying financial statements, the Company had net operating losses of $1,117,556 and $866,581 in December 31, 2004 and 2003 respectively, and is considered a company in the development stage. Management’s plans include the raising of capital through short term financing to fund future operations and the generating of revenue through its business. Failure to raise capital, keep its products and manufacturing facilities in FDA compliance, and generate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

E MED FUTURE, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004 and 2003

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

Allocation of the purchase price was as follows:

Value of 1,250,000 shares of common stock at $0.74 per share		$925,000

Less:	Write down of fair market value due to small market “float” and high market volatility of the Company’s stock	536,500

Adjusted purchase price at $0.3108 per share		$388,500

Fair value of net assets allocated as follows:
	Cash	$200,000
	License	188,500

		$388,500

The agreement additionally requires minimum payments and royalties as follows:

(a)	A license fee payment of $13,000 within 30 days of the execution of the agreement,

(b)	3% of net sales of the licensed product,

(c)	50% of all payments received from sublicense fees, and

(d)	Minimum royalties as follows: first year - nothing; second year - $5,000; third year - $7,500; fourth year - $10,000; and fifth and subsequent years $15,000 until the end of the patent life.

In 2004, the Company determined that the good-will was impaired and accordingly was charged to operations.

NOTE E - INVENTORY

Inventory consists of the following at December 31, 2004 and 2003:

	2004	2003
Finished units	$308,622	$196,021
Component parts	179,531	116,247

	$488,153	$312,268

E MED FUTURE, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004 and 2003

NOTE F - EQUIPMENT

Equipment consists of the following at December 31, 2004 and 2003:

	Useful Life	2004	2003
Office equipment	3-5 years	$31,004	$15,606
Tooling and dies	5-7 years	197,715	153,695

		228,719	169,301
Less accumulated depreciation		60,932	40,584

		$167,787	$128,717

NOTE G - SHORT TERM BORROWING

The Company has a $150,000 line of credit from a local bank of which $8,902 was available at December 31, 2004. The loan is secured by the assets of the Corporation and is personally guaranteed by the President and a Director of the Company. The current annual interest rate is 4.5%. The average annual borrowing rate approximated 4.3%. The balance due was $141,098 at December 31, 2004 and 2003.

NOTE H - ROYALTY AGREEMENT

The Company has a royalty arrangement with NeedleZap General Partnership. The agreement which is unlimited requires a $5 royalty on each unit sold up to five million units regardless of how long it takes the Company to sell the units. Additionally, the Company has agreed to pay $1.00 per unit sold to be divided amongst two officers of the Company and the Director of Research and Development. This fee has been temporarily waived until the Company becomes profitable.

NOTE I - INCOME TAXES

The Company has adopted Financial Accounting Statement No. 109 (SFAS No. 109). Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements. The principal types of differences, which are measured at the current tax rates, are net operating loss carry forwards. At December 31, 2004, these differences resulted in a deferred tax asset of approximately $351,000. SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Since realization is not assured, the Company has recorded a valuation allowance for the entire deferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at December 31, 2004. The valuation allowance increased by $264,000 and $87,000 for the years ended December 31, 2004 and 2003, respectively.

The Company’s net operating loss carry forwards amounted to approximately $1,096,804 at December 31, 2004 which will expire between 2018 and 2019.

E MED FUTURE, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004 and 2003

NOTE J - RELATED PARTY TRANSACTIONS

Accounts payable to related party represents amounts payable to a supplier owned by the President of the Company. Additionally, a company owned by the President provides warehouse and office space to the Company on a month to month basis at the rate of $1,800 per month. The amounts due to the related party at December 31, 2004 and 2003 is $25,376 and $66,976, respectively.

During the year ended December 31, 2002, an employee advanced the Company $215,585. The loan carried no interest and had no repayment terms. Had the Company borrowed such funding from a lending institution, the imputed interest would have been approximately $4,696 based on a five percent (5%) interest rate. During the year ended December 31, 2003, the Director of Research purchased this loan for stock of the Company which he held and advanced additional funds bringing total funds advanced to $320,585. During the six months ended June 30, 2004, the loan accrued interest of $9,399 and the Company made payments against the principal and interest of $63,500. The net loan balance, including interest at June 30, 2004, was $266,484 and was converted to 749,415 shares of the Company’s common stock at an average price of $0.356 per share.

NOTE K - NOTE PAYABLE

During 2004, the Company entered into a note payable to Ford Motor Credit payable in monthly installments of $198 including interest at 13.96%. The note is collateralized by transportation equipment. At December 31, 2004, the balance due was $4,528 of which $1,828 was current.

Minimum future principal payments over the next 2 years are as follows:

Year	Amount
2005	$2,172
2006	$2,356

Total	$4,528

NOTE L - STOCKHOLDERS’ EQUITY

In March 2003, the shareholders approved an increase in the Company’s authorized shares of common stock from 25,000,000 to 50,000,000.

On April 1, 2003, the Company, in a reverse merger, issued 19,850,000 shares of its common stock in exchange for 3,970 preferred shares of the former E Med Future, Inc. and subsidiary valued at $505,000.

On April 21, 2003, the Company issued 4,000,000 shares of its common stock to various consultants for prior services rendered. These shares were valued at a price of $0.15 per share and reflected as stock based compensation aggregating $600,000.

On June 12, 2003, the Company issued 34,000 shares of its common stock for services to be rendered during a 12 month period commencing June 12, 2003, under a Strategic Alliance Agreement with UTEK Corporation (“UTEK”) a publicly held technology transfer company, whereby UTEK will use its best efforts to identify new technologies that could be acquired by the Company. These shares were valued at a price of $0.90 per share.

E MED FUTURE, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004 and 2003

NOTE L - STOCKHOLDERS’ EQUITY (CONTINUED)

On December 30, 2003, the Company issued 1,250,000 of its common stock to acquire 100% of the outstanding stock of Medical Safety Technologies, Inc. (“MSTI”), a wholly owned subsidiary of UTEK. MSTI holds the license to a patented invention known as Safe Receptacle for Sharps, designed to aid in the safe transport of sterile and used sharp instruments. These shares were valued at a discounted market price of $0.3108.

On June 30, 2004, the Company issued 749,415 shares of its common stock at a price of $0.3556 per share as payment of a loan payable and accrued interest in the amount of $266,484.

On September 16, 2004, the Company issued 2,000,000 shares of its common stock for consulting services to be performed through September 2006. These shares were valued at $0.44 per share for a total value of $880,000 and recorded as prepaid compensation.

On November 5, 2004, the Company issued 300,000 freely trading shares of its common stock at $0.53 per share for a total value of $159,000 for consulting services.

NOTE M - CONVERTIBLE PROMISSORY NOTE

On April 1, 2004, the Company entered into a convertible promissory note with an individual to lend the Company up to $750,000 of which $90,000 was in cash for working capital with the balance to be advanced to suppliers for the purchase of inventory. The note bears interest at the rate of 7.5% payable quarterly and is secured by a UCC Financing Agreement covering all of the Company’s assets. The note, at the note holder’s option, can be converted into 1,500,000 shares of the Company’s common stock. Additionally, the Company is obligated to make royalty payments as follows: On the first one million (1,000,000) units produced and sold after March 18, 2004, a payment of $3.00 per unit; on the second one million (1,000,000) units produced and sold, a payment of $2.00 per unit. Maximum aggregate royalty payments will be $5,000,000. Upon the option of the note holder to convert the note to 1,500,000 shares of the Company’s common stock, the lender would own approximately 5.555% of the Company’s issued and outstanding shares. The Company has agreed that, throughout the loan period, the note holder’s ownership interest will not be diluted through the issuance of additional stock warrants, options, convertible securities, preemption or other rights which may dilute the earning potential of the note holder’s shares. At December 31, 2004, the balance due on this note was $548,000. (See also Note Q).

NOTE N - LICENSE AND DISTRIBUTION AGREEMENT

On September 6, 2004, the Company entered into a license and distribution agreement with ITDevelopment Solutions, Inc. (ITD), granting ITD the exclusive right to manufacture, distribute and sell the NeedleZap unit in Pakistan and the United Arab Emirates. ITD has completed construction of a new high-tech manufacturing facility in Pakistan that it expects will reduce the production cost of NeedleZap by 58%. ITD bears all the new costs of the new facility as part of the arrangements. In connection with the ITD arrangement, the Company entered into a two year consulting agreement with ITD president, Patrick Downs, in which Mr. Downs agreed to perform consulting service as an independent contractor. Pursuant to the term of the agreement, Mr. Downs will render advice and assistance with respect to the development of the Pakistan manufacturing facility and will receive 2,000,000 shares of the Company’s common stock as compensation for his services. The shares were valued at an average price of $0.44 per share of $880,000 and recorded as a prepaid consulting fee to be amortized over a two year period.

E MED FUTURE, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2004 and 2003

NOTE N - LICENSE AND DISTRIBUTION AGREEMENT (CONTINUED)

In connection with the license and manufacturing agreement, the Company is to receive 10,000 NeedleZap units without cost, $90,000 in cash within 8 weeks of the execution of the agreement and royalties for each unit sold.

NOTE O - LEASE COMMITMENTS

The Company entered into a 36 month lease with Ford Motor Credit to lease a vehicle at the rate of $397 per month. Future minimum rental payments are as follows: 2005- $4,764; 2006 - $4,764.

NOTE P - SUBSEQUENT EVENTS

During January 2005, the Company issued 4,830,000 shares of common stock, pursuant to Form S-8, at a value of $0.39 per share for consulting services. Stock based compensation will be recorded in the amount of $1,883,700 for these services.

NOTE Q - INTERNAL CONTROLS AND CORPORATE GOVERNANCE

During the second quarter of 2004, $375,000 was paid to a company controlled by the Company’s Director of Research and inventory was incorrectly recorded with a corresponding increase in the Company’s convertible promissory note. Sales totaling $379,000 were also incorrectly reported. Similarly in the third quarter, $200,000 was recorded in inventory with an increase in the convertible promissory notes and an additional $312,500 in sales was incorrectly reported. These transactions have been corrected at year end in the accompanying financial statements. The Company will restate its previously issued quarterly reports with the Securities and Exchange Commission to reflect these corrections.

On April 13, 2005, since the funds advanced under the promissory note (see Note M above) were not utilized for the purpose intended, the note holder adjusted the note effective December 31, 2004 and agreed to offset the invalid increases in the convertible promissory note against amounts due to the company controlled by the Director of Research, reducing this note to $548,000.