Form 10QSB
period 2005-03-31
E MED FUTURE INC
filed 2005-05-16
CIK 894552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 34,013,415 shares of common stock, $0.001 par value per share, as of May 1, 2005

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Our March 31, 2005 unaudited consolidated financial statements follow this quarterly report beginning on page F-1.

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

Recent Events

On January 3, 2005, Robert J. Ochsendorf resigned as president and chief executive officer of E Med for personal and health reasons. D. Dane Donohue, previously our executive vice president, was immediately appointed as our new president and CEO. Mr. Ochsendorf remains a member of our board of directors.

Looking Ahead

We incurred net losses the last four years while we obtained FDA approval for our NeedleZap® product, applied for patent protection, entered into distribution relationships and test marketed the product. We have not had significant sales volume to date. We made significant progress in expanding our distribution network in 2004, adding distribution partners in the United States and throughout the world. Although 2004 sales were disappointing, we believe that we have now obtained significant experience in how to market our products effectively and we anticipate an increase in sales in 2005. Of course, we cannot guarantee that sales will increase or that we will be able to attain profitability.

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

Pursuant to the terms of the merger agreement, we changed our corporate name from “Micro-Economics, Inc.” to “E Med Future, Inc.” In addition, our original directors resigned and were replaced by Robert J. Ochsendorf, D. Dane Donohue and Juan J. Perez. Messrs. Ochsendorf and Donohue served as our CEO and executive vice president, respectively. Our shares began trading on the Over-the-Counter Bulletin Board under the symbol “EMDF.OB” on April 17, 2003. For additional information about the merger, and subsequent changes in management, please see the Current Reports on Form 8-K dated April 4, 2003 that we filed with the SEC on April 11, 2003 and dated January 3, 2005 and filed on January 7, 2005.

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

Results of Operations

We are a development stage company and did not have full approval to market and sell our products until March 2003. Initial sales in 2003 caused us to be optimistic that our revenues and profits would increase in subsequent years. However, our 2004 results did not meet expectations due to lower than anticipated sales by our distributors. Sales by our distributors in the first quarter of 2005 did not meet expectations and delivery of units to two international customers scheduled for the first quarter were delayed due to requirements for payment prior to shipment.

Net Sales

We had net sales of $12,920 in the quarter ended March 31, 2005, compared with $129,026 for the same period in 2004, a decrease of $116,106 or 90.0%. This decrease is primarily attributable to decreased domestic and international sales due to repeat orders from domestic distributors not occurring and delays in shipping international orders due to our requiring payment in advance of shipment.

Costs and Expenses

Operating costs and expenses increased $1,855,213, or 729.9%, to $2,109,374 in the first quarter of 2005 from $254,161 in 2004. The first quarter of 2005 was impacted by $1,883,700 in stock based compensation expenses as a result of our issuance of 4,830,000 shares in January 2005, as compensation for consulting services previously rendered and $110,000 in management consulting services relating to prepaid compensation recorded in the third quarter of 2004 required to be expensed over a two year period. As a percentage of net sales, cost of goods sold increased to 111.9% in 2005 from 58.7% in 2004 due to increased manufacturing and warranty related costs in 2005.

Other expenses increased $10,692, or 615.2%, to $12,430 in 2005 from $1,738 in 2004, due to an increase in interest expense resulting from higher balances outstanding on our interest bearing debt in 2005.

Net Loss

In the first quarter of 2005, our net loss increased to $2,108,884, or $0.07 a share, from a net loss of $126,873 in 2004 as a result of decreased sales combined with higher costs.

Financial Condition and Liquidity

We had no available cash on March 31, 2005, compared to $5,002 at the end of the first quarter of 2004. Cash used in operations decreased 85.7% to $19,850 in the first quarter of 2005 from $138,622 in 2004, primarily caused by an increase in accounts payable and accrued expenses in 2005.

On November 12, 2002, we entered into a credit facility with KeyBank (NA). The facility provides us with a working capital line-of-credit of up to $150,000 and currently bears interest at 4.5%. The credit facility is secured by all of E Med’s assets and must be paid back in full on demand. We presently have drawn $149,098 on the facility.

On April 1, 2004, we entered into a loan agreement with a private investor in the amount of $750,000. The convertible promissory note bears interest at 7.5% payable quarterly with the principal due in five years and is secured by all of our assets. The note is convertible at the holder’s option into 1.5 million shares of our unregistered common stock, subject to adjustment for dilutive issuances. In connection with the loan, we also agreed to pay the lender a $3.00 royalty on each of the next 1.0 million NeedleZap® units sold, with maximum total royalty payments of $5.0 million. The loan agreement was amended effective December 31, 2004 to reduce the loan amount to $548,000. Payment of interest and royalties was deferred until January 1, 2006, provided we provide monthly sales reports to the lender when due. In addition, if we arrange an increase in bank financing, the lender agreed to subordinate its security interests to the secured interests of the banking institution up to a maximum of $500,000. The lender had advanced $575,000 of the loan proceeds directly to PR Market Research Company, our primary vendor, without our approval. The reduced loan amount consists of $175,000 received by us from the lender and $373,000 that we owed to PR Market Research for parts and services that was assigned to the lender.

Our primary need for capital is to fund operations and the development of new products. Historically, our capital requirements have been met by a combination of loans from stockholders and other investors, our line of credit with Key Bank, and funds from operations.

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

Forward Looking Statements

Some of the statements that we make in this report, including statements about our confidence in E Med’s prospects and strategies and our expectations about E Med’s sales expansion, are forward-looking statements within the meaning of § 21E of the Securities Exchange Act. Some of these forward-looking statements can be identified by words like “believe,” “expect,” “will,” “should,” “intend,” “plan,” or similar terms; others can be determined by context. Statements contained in this report that are not historical facts are forward-looking statements. These statements are necessarily estimates reflecting our best judgment based upon current information, and involve a number of risks and uncertainties. Many factors could affect the accuracy of these forward-looking statements, causing our actual results to differ significantly from those anticipated in these statements. While it is impossible to identify all applicable risks and uncertainties, they include:

•	our ability to execute our business plan;

•	our ability to successfully market and sell our products;

•	our financial resources are limited and we are dependant on increasing sales to generate cash for operations and pay our liabilities as they come due;

•	our ability to gain and retain market share from our competitors, many of whom have greater financial and other resources than we do;

•	the introduction of competing products by other companies;

•	our ability to protect our patents, copyrights and other intellectual property rights;

•	pressure on pricing from our competitors or customers;

•	continued availability of components for our products and stability in the cost of these components;

•	our reliance on subcontractors to manufacture our products;

•	our reliance on independent distributors to market and sell our products;

•	our ability to continue to comply with rules and regulations governing our products; and

•	our ability to comply with SEC regulations and filing requirements applicable to us as a public company.

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

E Med Future, Inc.

794 Morrison Road

Suite 911

Columbus, Ohio 43230

Phone: 877- 855-1319

Email: info@NeedleZap.com

Item 3. Controls and Procedures

D. Dane Donohue, our president and chief executive officer, and Donald Sullivan, our chief financial officer, have reviewed E Med’s disclosure controls and procedures as of March 31, 2005. Based upon their review, they believe that our disclosure controls and procedures are effective in ensuring that material information related to E Med is communicated to them by others within the company responsible for reporting this information.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are currently involved in a lawsuit with TransGlobal Medical Sales & Services, LLC relating to a distribution and marketing agreement we entered into with TransGlobal in April 2004. For additional information about the suit, please reference Item 3 of our December 31, 2004 Form 10-KSB that we filed with the SEC on April 15, 2005.

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

E MED FUTURE, INC.

Date: May 16, 2005	/s/ Donald Sullivan
By Donald Sullivan, Chief Financial Officer

E MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET (UNAUDITED)

March 31, 2005

	March 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash		$2,810
Accounts receivable, net of allowance for doubtful account of $64,744 and $67,744, respectively	$4,531	2,511
Inventory	483,643	488,153
Prepaid expenses	8,400	17,713
Current portion of prepaid compensation	440,000	440,000

Total Current Assets	936,574	951,187

PREPAID CONSULTING COMPENSATION	201,667	311,667
EQUIPMENT, net of depreciation of $66,647 and $60,932, respectively	162,072	167,787
PATENTS AND LICENSES
Patents, net of amortization $49,890 and $46,772, respectively	137,198	140,316

	$1,437,511	$1,570,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank overdraft	$2,782
Notes payable to bank	149,098	$141,098
Current portion of long-term debt	1,828	1,828
Notes payable to related party	31,850	25,000
Accounts payable	278,355	206,611
Accounts payable to related party		25,376
Accrued expenses	83,853	55,523
Customer deposits	100,000	100,000

Total Current Liabilities	647,766	555,436

LONG-TERM DEBT
Convertible promissory note payable	548,000	548,000
Note payable, less current portion	2,108	2,700

Total Long-Term Debt	550,108	550,700

STOCKHOLDERS’ EQUITY
Common stock $0.001 par value, 50,000,000 shares authorized, 34,013,415 and 29,183,415 issued and outstanding at March 31, 2005 and December 31, 2004, respectively	34,013	29,183
Paid-in-capital	4,680,937	2,802,067
Deficit accumulated during development stage	(4,475,313)	(2,366,429)

	239,637	464,821

	$1,437,511	$1,570,957

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,		Period March 14, 1990 (Inception) to March 31, 2005
	2005	2004
NET SALES	$12,920	$129,026	$812,912

COSTS AND EXPENSES-
Cost of goods sold	14,457	75,729	555,687
Selling, general and administrative	202,034	170,764	1,595,746
Research and development	350		9,783
Stock based compensation	1,883,700		2,776,033
Impairment of goodwill			188,500
Depreciation and amortization	8,833	7,668	116,538

Total Costs and Expenses	2,109,374	254,161	5,242,287

NET OPERATING LOSS	(2,096,454)	(125,135)	(4,429,375)

OTHER INCOME (EXPENSE)
Interest and other income			23
Interest expense	(12,430)	(1,738)	(45,961)

Total Other Expenses	(12,430)	(1,738)	(45,938)

NET LOSS	$(2,108,884)	$(126,873)	$(4,475,313)

NET LOSS PER COMMON SHARE - (Basic and diluted)	$(0.06)	$(0.01)	$(0.95)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	33,262,082	26,134,000	4,689,536

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,		Period March 14, 1990 (Inception) to March 31, 2005
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,108,884)	$(126,873)	$(4,475,313)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	8,833	7,668	116,538
Stock based compensation	1,883,700		2,776,033
Research and development costs			8,808
Start-up costs			19,177
Amortization of prepaid expense			30,600
Amortization of prepaid compensation	110,000		110,000
Impairment of goodwill			188,500
Changes in operating assets and liabilities:
Accounts receivable	(2,020)	(44,064)	(4,531)
Inventory	4,510	19,946	(332,628)
Prepaid expenses	9,313	(74)	(8,399)
Accounts payable	71,744	38,865	278,352
Accounts payable to related party	(25,376)	(47,776)
Accrued expenses	28,330	13,686	83,853
Customer deposits			100,000

Net Cash Used in Operating Activities	(19,850)	(138,622)	(1,109,010)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment		(12,839)	(94,806)

Net Cash Used in Investing Activities		(12,839)	(94,806)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	2,782		2,782
Initial capitalization			1,666
Cash acquired in acquisition			200,000
Notes payable to bank	8,000		149,098
Notes payable	(592)	5,520	3,936
Convertible promissory note payable			548,000
Notes payable to related party	6,850	(53,500)	298,334

Net Cash Provided by (Used In) Financing Activities	17,040	(47,980)	1,203,816

NET (DECREASE) IN CASH	(2,810)	(199,441)

CASH BEGINNING OF YEAR	2,810	204,443

CASH END OF PERIOD		$5,002

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)(CONTINUED)

	Three Months Ended March 31,		Period March 14, 1990 (Inception) to March 31, 2005
	2005	2004
Supplemental Disclosure of Cash Flows Information:
Interest paid	$12,430	$1,738	$36,212

Supplemental Schedule of Non-Cash Operating and Financing Activities:
NeedleZap Partnership Contribution of Assets to Company
Inventory			$151,015
Equipment			133,912
Patent			187,089
Issuance of common stock for consulting services	$1,883,700		2,953,300
Issuance of 1,250,000 shares valued at $0.3108 per share to acquire MSTI and allocation of purchase price to license			188,500
Issuance of common stock in payment of loan			266,484

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the E Med Future, Inc., formerly Micro-Economics, Inc., annual report on Form 10-KSB for the year ended December 31, 2004.

NOTE 2 ISSUANCE OF COMMON STOCK

During January 2005, the Company issued 4,830,000 shares of common stock, pursuant to Form S-8 at a value of $0.39 per share for consulting services. Stock based compensation was recorded in the amount of $1,883,700 for these services.