Form 10QSB/A
period 2004-06-30
E MED FUTURE INC
filed 2005-06-30
CIK 894552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

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

794 Morrison Road, Suite 911, Columbus, Ohio 43230

(Address of principal executive offices)

877-855-1319	www.NeedleZap.com
(Issuer’s telephone number)	(Issuer’s website)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 34,013,415 shares of common stock, $0.001 par value per share, as of June 28, 2005

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

EXPLANATION OF AMENDMENT

In early 2005, we concluded that certain errors were made in the Company’s financial statements for the quarters ended June 30 and September 30, 2004. These errors were uncovered by management as part of our internal review process. After discussions with our auditor, we determined that it was appropriate to restate our financials and file this amendment to our quarterly report to correct these errors, as described below. In conjunction with the decision to restate our financials, we reevaluated our disclosure controls and procedures relating to the gathering and processing of accurate financial information, particularly as it relates to revenue recognition, and concluded that these controls contained certain weaknesses. We have taken steps to identify, rectify and prevent the recurrence of the circumstances that resulted in the determination to restate our prior financial statements. We believe these enhancements to our system of internal controls and our disclosure controls and procedures will be adequate to provide reasonable assurance that our control objectives will be met.

During the second quarter of 2004 we recognized revenues of $379,720 from a purchase order placed by our former distributor TransGlobal Medical Sales & Services, LLC. TransGlobal never paid for the order and we have reversed the sale, decreasing our net sales and income for the quarter and six months ended June 30, 2004 by $379,720, and accounts receivable as of June 30, 2004 by the same amount. Costs of goods sold of $180,194 corresponding to the TransGlobal order were also recorded during the quarter and have been reversed and added back into inventory. We have terminated TransGlobal’s distribution and marketing agreement and are currently engaged in a lawsuit with TransGlobal. For additional information relating to the TransGlobal suit, please see the “Legal Proceedings” section of our December 31, 2004 Form 10-KSB.

During the second quarter of 2004 one of our lenders made payments of $375,000 on our behalf directly to our primary vendor, PR Market Research Company, which is owned by our director of research. This payment was recorded as an increase in inventory with a corresponding increase in our convertible promissory note payable to the lender. This payment was not authorized by our board and we subsequently amended our loan agreement with the lender to reduce the loan amount. Our June 30, 2004 balance sheet has been restated to reduce inventory by $375,000 and the promissory note by $375,000. For more information relating to the loan amendment, please see the “Financial Condition and Liquidity” section of our December 31, 2004 Form 10-KSB.

In connection with the filing of this amendment and pursuant to Rules 12b-15 and 13a-14 of the Securities Exchange Act, we are including with this amendment certain currently dated certifications. Except for the changes summarized above, no other amendments are being made to our quarterly report. This amendment does not reflect events occurring after August 13, 2004, when we originally filed our report, or modify or update the disclosure contained in the report in any way other than as required to make the corrections discussed above and reflected below.

1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Our June 30, 2004 unaudited consolidated financial statements follow this quarterly report beginning on page F-1.

Item 2. Management’s Discussion and Analysis

Results of Operations

Second Quarter of 2004 Compared to 2003

Net Sales

We had net sales of $60,154 in the quarter ended June 30, 2004, compared with $196,987 for the same period in 2003, a decrease of $136,833 or 69.5%. The decrease is primarily attributable to expected repeat sales not being realized in 2004 because our distributors who placed initial stocking orders in 2003 required more time to gain approvals and develop sales in their markets during 2004 than anticipated. Our global distributors continue to work to obtain all necessary approvals to sell our products in their markets.

Costs and Expenses

Operating costs and expenses increased $62,180, or 42.5%, to $208,498 in the second quarter of 2004 from $146,318 in 2003 due to an increase in the cost of goods sold primarily attributable to a voluntary recall and replacement of NeedleZap® units sold prior to FDA approval and the costs of maintaining FDA compliance for our products. As a percentage of sales, cost of goods sold increased to 207.8% in 2004 from 29.7% in 2003 as higher costs were spread over decreased sales.

Other expenses increased to $19,742 in 2004 from none in 2003 due to an increase in interest expense resulting from higher balances outstanding on our interest bearing debt in 2004.

Net Income

In the second quarter of 2004, our net income decreased $218,755 to a loss of $168,086 from income of $50,669 in 2003 as a result of higher expenses combined with reduced sales.

First Six Months of 2004 Compared to 2003

Net Sales

We had net sales of $189,180 in the six months ended June 30, 2004, compared with $247,529 for the same period in 2003, a decrease of $583,349 or 23.6%. This decrease is primarily attributable to expected repeat sales not being realized in 2004 because our distributors required more time to gain approvals and develop their markets during 2004 than was anticipated.

Costs and Expenses

Operating costs and expenses decreased $343,212, or 42.6% in the first six months of 2004 from $805,870 in 2003. The first six months of 2003 included $600,000 of stock based compensation expense that was not present in 2004. The reduction in stock based compensation expense was

2

partially offset by increased costs of goods sold primarily attributable to the voluntary product recall and increased selling, general and administrative expense in 2004 due to higher distributor training and promotional costs, and additional expenses in 2004 associated with maintaining FDA compliance for our products. As a percentage of net sales, cost of goods sold increases to 106.1% in 2004 from 27.4% in 2003 as higher costs were spread over decreased sales.

Other expenses increased to $21,480 in 2004 from none in 2003, due to an increase in interest expense resulting from higher balances outstanding on our interest bearing debt in 2004.

Net Loss

In the first half of 2004, our net loss decreased to $294,959 from a net loss of $558,341 in 2003 as a result of a decrease in stock based compensation expense in 2004 only being partially offset by increased operating costs and expenses and decreased sales.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	CEO’s Rule 13a-14(a)/15d-14(a) Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO’s Rule 13a-14(a)/15d-14(a) Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1	Rule 13a-14(b)/15d-14(b) Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

3

SIGNATURES

In accordance with the requirements of the Exchange Act, E Med Future, Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E MED FUTURE, INC.

Date: June 30, 2005	/s/ Donald Sullivan
By Donald Sullivan, Chief Financial Officer

4

E MED FUTURE, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET (UNAUDITED)

June 30, 2004

ASSETS
CURRENT ASSETS
Cash	$4,654
Accounts receivable, net of allowance for doubtful accounts of $84,303	165,886
Inventory	313,370
Prepaid expenses	4,075

Total Current Assets	487,985

EQUIPMENT, net of depreciation	132,454
PATENTS AND LICENSES
Patents, net of amortization $49,336	335,052

$955,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable to bank	$141,098
Current portion of long-term debt	1,766
Accounts payable	243,669
Accounts payable to related party	9,529
Accrued expenses	132,662

Total Current Liabilities	528,724

LONG-TERM DEBT
Notes payable to finance company	3,349
Convertible promissory note	175,000

STOCKHOLDERS’ EQUITY
Common stock $0.001 par value, 50,000,000 shares authorized, 26,883,415 issued and outstanding at June 30, 2004	26,883
Paid-in-capital	1,765,367
Deficit accumulated during development stage	(1,543,832)

248,418

$955,491

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

					For the Period March 14, 1990 (Inception) to June 30, 2004
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
NET SALES	$60,154	$196,987	$189,180	$247,529	$870,665

COSTS AND EXPENSES-
Cost of goods sold	124,991	58,558	200,720	67,869	566,577
Selling, general and Administrative	75,837	80,475	246,601	123,647	1,044,849
Research and development	—	—	—	—	8,883
Stock based compensation	—	—	—	600,000	605,000
Depreciation and amortization	7,670	7,285	15,338	14,354	90,223

Total Costs and Expenses	208,498	146,318	462,659	805,870	2,315,532

NET OPERATING INCOME (LOSS)	(148,344)	(50,669)	(273,479)	(558,341)	(1,444,867)

OTHER INCOME (EXPENSE)
Interest and other income	—	—	—	—	23
Interest expense	(19,742)	—	(21,480)	—	(29,793)

Total Other Expenses	(19,742)	—	(21,480)	—	(29,770)

NET INCOME (LOSS)	$168,086	$50,669	$(294,959)	$(558,341)	$(1,474,637)

NET LOSS PER COMMON SHARE (Basic and diluted)	(.01)	(.04)	(0.01)	(.03)	(.45)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	26,134,000	1,208,333	26,134,000	22,183,333	3,267,555

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,		Period March 14, 1990 (Inception) to June 30, 2004
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(294,959)	$(558,341)	$(1,543,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,338	14,354	90,222
Stock based compensation	—	600,000	605,000
Research and development costs	—	—	8,808
Start-up costs	—	—	19,177
Amortization of prepaid expense	14,025	—	30,600
Changes in operating assets and liabilities:
Accounts receivable	(66,324)	(172,485)	(165,886)
Inventory	(1,102)	(154,799)	(162,355)
Prepaid expenses	(4,074)	(665)	(4,074)
Accounts payable	(7,253)	123,733	243,666
Accounts payable to related party	(57,447)	—	9,530
Accrued expenses	88,832	47,166	132,662

Net Cash Used in Operating Activities	(312,964)	(101,037)	(736,482)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(12,839)	(6,703)	(48,227)

Net Cash Used in Investing Activities	(12,839)	(6,703)	(48,227)

CASH FLOWS FROM FINANCING ACTIVITIES
Initial capitalization	—	1,666	1,666
Cash acquired in acquisition	—	—	200,000
Notes payable to bank	—	65,000	141,098
Notes payable to financing company	5,115	—	5,115
Notes payable to related party	(54,101)	35,000	266,484
Convertible promissory note	175,000	—	175,000

Net Cash Provided by Financing Activities	126,014	101,666	789,363

NET (DECREASE) INCREASE IN CASH	(199,789)	(6,074)	4,654
CASH BEGINNING OF YEAR	204,443	13,217	—

CASH END OF PERIOD	$4,654	$7,143	$4,654

Supplemental Schedule of Non-Cash Operating and
Financing Activities
NeedleZap Partnership Contribution of Assets to Company
Inventory	—	—	$151,015
Equipment	—	—	133,912
Patent	—	—	187,089
Issuance of convertible debentures to acquire inventory	375,000	—	375,000
Issuance of 34,000 shares at $0.90 per share for Strategic Allowance Agreement	—	—	30,600
Issuance of 1,250,000 shares valued at $0.3108 per share to acquire MSTI and allocation of purchase price to license	—	—	188,500
Interest paid	$1,811	—	10,124

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

NOTE 3 CONVERTIBLE PROMISSORY NOTE

On May 19, 2004, the Company entered into a convertible promissory note with an individual to lend the Company up to $750,000 of which $90,000 was in cash for working capital and the balance to be advanced to suppliers for the purchase of inventory. As of June 30, 2004, $175,000 was advanced directly to the Company by the lender. The note bears interest at the rate of 7.5%, is payable quarterly and is secured by a UCC Financing Agreement covering all of the Company’s assets. The note, at the note holder’s option, can be converted into 1,500,000 shares of the Company’s common stock. Additionally, the Company is obligated to make royalty payments as follows: On the first one million (1,000,000) units produced and sold after March 18, 2004, a payment of $3.00 per unit; on the second one million (1,000,000) units produced and sold, a payment of $2.00 per unit. The maximum aggregate royalty payments will be $5,000,000. Upon the option of the note holder to convert the note to 1,500,000 shares of the Company’s common stock, the lender will own approximately 5.555% of the Company’s issued and outstanding shares. The Company warrants and represents that, throughout the loan period, the note holder’s ownership interest will not be diluted through the issuance of additional stock, warrants, options, convertible securities, preemption or other rights which may dilute the earning potential of the note holder’s shares. For more information relating to the loan, please see the “Financial Condition and Liquidity” section of our December 31, 2004 Form 10-KSB.

NOTE 4 DISTRIBUTION AND MARKETING AGREEMENT

On April 30, 2004, the Company entered into a Distribution and Marketing Agreement with Transglobal Medical Sales & Services, Inc. (hereafter referred to as “Distributor”). The agreement provided for the marketing and distribution of E Med products to all territories outside the United States with the exception of nations where there were already existing agreements. The agreement was to remain in effect so long as the Distributor was not in default with respect to the agreement. The agreement provided that upon execution, the Distributor would issue a purchase order to the Company for E Med products in the amount of 100,000 units for delivery within 12 months of the execution of the agreement. Additionally, the Distributor was to order with submission of the purchase order, a request for 10,000 units to be delivered within 60 days. Payment in the amount of $560,000 for these units was to be paid in full within 90 days of execution of the agreement. The Company terminated the agreement November 19, 2004 due to Distributor’s failure to fulfill its obligations under the agreement. The Company has initiated legal proceedings against the Distributor to recover damages resulting from its default on the agreement.

F-4