Form 10QSB/A
period 2004-09-30
E MED FUTURE INC
filed 2005-06-30
CIK 894552

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

During the second quarter of 2004 we recognized revenues of $379,720 from a purchase order placed by our former distributor, TransGlobal Medical Sales & Services, LLC. TransGlobal never paid for the order and we have reversed the sale. During the third quarter of 2004 we recognized revenues of $312,500 from an order placed by our Pennsylvania distributor. The distributor did not take delivery of the units and we have reversed the sale. Due to these reversals, our next sales for the nine months ended September 30, 2004, were decreased by $692,220 and accounts receivable were reduced by a corresponding amount. Costs of good sold of $180,194 corresponding to the TransGlobal order were also recorded during the second quarter of 2004 and have been reversed and added back into inventory. Costs of goods sold of $120,800 corresponding to the Pennsylvania distributor’s order were recorded in the third quarter and have been reversed and added back into inventory. As a result of these reversals, costs of goods sold were decreased $300,994 for the nine months ended September 30, 2004.

During the second and third quarters of 2004 one of our lenders made payments of $575,000 on our behalf directly to our primary vendor, PR Market Research Company, which is owned by our director of research. These payments were recorded as an increase in inventory with a corresponding increase in our convertible promissory note payable to the lender. These payments were not authorized by our board and we subsequently amended our loan agreement with the lender to reduce the loan amount. Our September 30, 2004 balance sheet has been restated to reduce inventory by $575,000 and the promissory note by $575,000. For more information relating to the loan amendment, please see the “Financial Condition and Liquidity” section of our December 31, 2004 Form 10-KSB.

In connection with the filing of this amendment and pursuant to Rules 12b-15 and 13a-14 of the Securities Exchange Act, we are including with this amendment certain currently dated certifications. Except for the changes summarized above, no other amendments are being made to our quarterly report. This amendment does not reflect events occurring after November 15, 2004, when we originally filed our report, or modify or update the disclosure contained in the report in any way other than as required to make the corrections discussed above and reflected below.

1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Our September 30, 2004 unaudited consolidated financial statements follow this quarterly report beginning on page F-1.

Item 2. Management’s Discussion and Analysis

Results of Operations

Third Quarter of 2004 Compared to 2003

Net Sales

We had net sales of $9,690 in the quarter ended September 30, 2004, compared with $96,094 for the same period in 2003, a decrease of $86,404 or 89.9%. The decrease is primarily attributable to expected repeat sales not being realized in 2004 because our distributors who placed initial stocking orders in 2003 required more time to gain approvals and develop sales in their markets during 2004 than anticipated. Our global distributors continue to work to obtain all necessary approvals to sell our products in their markets. In 2004 we did not add any new distributors and instead focused our marketing efforts on several large potential customers.

Costs and Expenses

Operating costs and expenses increased $16,159, or 11.1%, to $162,342 in the third quarter of 2004 from $146,183 in 2003. As a percentage of net sales, cost of goods sold increased to 1,675.4% in 2004 from 56.6% in 2003 due to an increase in the cost of goods sold primarily attributable to a voluntary recall and replacement of NeedleZap® units sold prior to FDA approval. Other expenses increased to $5,226 in 2004 from none in 2003, due to an increase in interest expense resulting from higher balances outstanding on our interest bearing debt in 2004.

Net Loss

In the third quarter of 2004, we had a net loss of $152,652, compared to a loss of $50,089 in 2003 as a result of higher expenses combined with reduced sales.

First Nine Months of 2004 Compared to 2003

Net Sales

We had net sales of $198,970 in the nine months ended September 30, 2004, compared with $343,623 for the same period in 2003, a decrease of $144,653 or 42.1%. This decrease is attributable to the failure of our distributors to generate sales of our products in the second and third quarters of 2004.

Costs and Expenses

Operating costs and expenses decreased $327,051, or 34.4%, to $625,001 in the first nine months of 2004 from $952,052 in 2003. 2003 was impacted by $600,000 in stock based compensation, while 2004 expenses included only $18,333 of stock based compensation. The decrease in stock

2

based compensation in 2004 was partially offset by increases in the cost of goods sold and selling, general and administrative expenses due to costs related to the voluntary product recall and higher distributor and promotional costs. As a percentage of next sales, cost of goods sold increased to 135.7% in 2004 from 35.6% in 2003. Other expenses increased to $26,706 in 2004 from none in 2003, due to an increase in interest expense resulting from higher balances outstanding on our interest bearing debt in 2004.

Net Loss

In the first nine months of 2004, our net loss decreased to $452,837 from a net loss of $608,429 in 2003 as a result of expense reductions exceeding decreased sales.

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
By Donald Sullivan, Chief Financial Officer

4

E MED FUTURE, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET (UNAUDITED)

September 30, 2004

ASSETS
CURRENT ASSETS
Cash	$2,978
Accounts receivable, net of allowance for doubtful accounts of $84,303	149,652
Inventory	434,170
Prepaid expenses	8,475
Prepaid consulting	440,000

Total Current Assets	1,035,275

PREPAID CONSULTING, net of current portion	421,667
EQUIPMENT, net of depreciation	170,872
PATENTS AND LICENSES
Patents, net of amortization $52,462	331,934

$1,959,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable to bank	$141,098
Current portion of long-term debt	1,828
Accounts payable	438,396
Accounts payable to related party	19,877
Accrued expenses	178,041

Total Current Liabilities	779,240

LONG-TERM DEBT
Notes payable to finance company	2,868
Convertible promissory note	175,000
Notes payable to related parties	32,100

STOCKHOLDERS’ EQUITY
Common stock $0.001 par value, 50,000,000 shares authorized, 28,883,415 issued and outstanding at September 30, 2004	28,883
Paid-in-capital	2,643,367
Deficit accumulated during development stage	(1,701,710)

970,540

$1,959,748

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,			Nine Months Ended September 30,		For the Period March 14, 1990 (Inception) to September 30,
	2004	2003		2004	2003	2004
NET SALES	$9,690		$96,094	$198,870	$343,623	$880,355

COSTS AND EXPENSES-
Cost of goods sold	67,250		54,346	267,970	122,215	633,827
Selling, general and administrative	85,822		84,507	332,423	208,153	1,130,672
Research and development	550			550		9,433
Stock based compensation					600,000	605,000
Depreciation and amortization	8,720		7,330	24,058	21,684	98,942

Total Costs and Expenses	162,342		146,183	625,001	952,052	2,477,874

NET OPERATING (LOSS)	(152,652)		(50,089)	(426,131)	(608,429)	(1,597,519)

OTHER INCOME (EXPENSE)
Interest and other income						23
Interest expense	(5,226)			(26,706)		(35,019)

Total Other Expenses	(5,226)			(26,706)		(34,996)

NET INCOME (LOSS)	$(157,878)		$(50,089)	$(452,837)	$(608,429)	$(1,632,515)

NET LOSS PER COMMON SHARE (Basic and diluted)	$(.01)	$		$(.02)	$(.03)	$(.44)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	27,209,502		24,884,000	26,389,295	23,559,670	3,718,290

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,		For the Period March 14, 1990 (Inception) to September 30,
	2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(452,837)	$(608,429)	$(1,301,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,058	21,684	98,942
Stock based compensation		600,000	605,000
Research and development costs			8,808
Start-up costs			19,177
Amortization of prepaid expense	32,358	8,925	48,933
Changes in operating assets and liabilities:
Accounts receivable	(50,090)	(222,246)	(149,652)
Inventory	(121,902)	(156,337)	(283,155)
Prepaid expenses	(8,474)	160	(8,474)
Accounts payable	187,473	149,574	438,392
Accounts payable to related party	(47,099)		19,878
Accrued expenses	134,211	59,400	178,041

Net Cash Used in Operating Activities	(302,302)	(147,269)	(725,820)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(56,858)	(6,703)	(92,246)

Net Cash Used in Investing Activities	(56,858)	(6,703)	(92,246)

CASH FLOWS FROM FINANCING ACTIVITIES
Initial capitalization		1,666	1,666
Cash acquired in acquisition			200,000
Notes payable to bank		65,000	141,098
Notes payable to financing company	4,696		4,696
Notes payable to related party	(22,001)	77,000	298,584
Convertible promissory note	175,000		175,000

Net Cash Provided by Financing Activities	157,695	143,666	821,044

NET (DECREASE) INCREASE IN CASH	(201,465)	(10,306)	2,978

CASH BEGINNING OF YEAR	204,443	13,217

CASH END OF YEAR	$2,978	$2,911	$2,978

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)(CONTINUED)

	Nine Months Ended September 30,		For the Period March 14, 1990 (Inception) to September 30,
	2004	2003	2004
Supplemental Schedule of Non-Cash Operating and
Financing Activities
NeedleZap Partnership Contribution of Assets to Company
Inventory			$151,015
Equipment			133,912
Patent			187,089
Issuance of 34,000 shares at $0.90 per share for Strategic Allowance Agreement		$30,600	30,600
Issuance of 1,250,000 shares valued at $0.3108 per share to acquire MSTI and allocation of purchase price to license			188,500
Note payable related party converted into common stock	266,484		266,484
Issuance of 2,000,000 shares at $0.44 per share for consulting agreement	880,000		880,000

CASH PAID FOR:
Interest	8,433		16,746

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

NOTE 3 CONVERTIBLE PROMISSORY NOTE

On May 19, 2004, the Company entered into a convertible promissory note with an individual to lend the Company up to $750,000 of which $90,000 was in cash for working capital and the balance to be advanced to suppliers for the purchase of inventory. As of September 30, 2004, $175,000 had been advanced directly to the Company by the lender. The note bears interest at the rate of 7.5%, is payable quarterly and is secured by a UCC Financing Agreement covering all of the Company’s assets. The note, at the note holder’s option, can be converted into 1,500,000 shares of the Company’s common stock. Additionally, the Company is obligated to make royalty payments as follows: On the first one million (1,000,000) units produced and sold after March 18, 2004, a payment of $3.00 per unit; on the second one million (1,000,000) units produced and sold, a payment of $2.00 per unit. The maximum aggregate royalty payments will be $5,000,000. Upon the option of the note holder to convert the note to 1,500,000 shares of the Company’s common stock, the lender will own approximately 5.555% of the Company’s issued and outstanding shares. The Company has agreed that, throughout the loan period, the note holder’s ownership interest will not be diluted through the issuance of additional stock, warrants, options, convertible securities, preemption or other rights which may dilute the earning potential of the note holder’s shares. For more information regarding the loan, please see the “Financial Condition and Liquidity” section of our December 31, 2004 Form 10-KSB.

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

E MED FUTURE, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 DISTRIBUTION AND MARKETING AGREEMENT (CONTINUED)

Additionally, the Distributor was to order with submission of the purchase order, a request for 10,000 units. Payment in the amount of $560,000 for these units was to be paid in full within 90 days of execution of the agreement. As at June 30, 2004, the Distributor had been invoiced for 6,780 units. Payment was due on July 31, 2004, but was not made. On October 19, 2004, the Distributor was formally notified that it was in material breech of the agreement, specifically, payment was not made when due as required by the agreement. The Distributor had until November 19, 2004 to cure its breech of the agreement to avoid termination. The Company has initiated litigation to recover damages from the Distributor resulting from its default on the agreement.

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