Form 10QSB
period 2005-06-30
E MED FUTURE INC
filed 2005-08-15
CIK 894552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 34,013,415 shares of common stock, $0.001 par value per share, as of August 1, 2005

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Our June 30, 2005 unaudited consolidated financial statements follow this quarterly report beginning on page F-1.

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

The dental parking station is intended to provide a safer, temporary resting place for a hypodermic syringe. During a procedure, dentists often reuse a hypodermic needle on the same patient when additional anesthesia is required. Since the needle is not destroyed immediately after the initial use, dentists generally recap the needle or leave the needle exposed, increasing the risk of an accidental needlestick injury. The NeedleZap® unit sits directly on the dental parking station enabling the dentist to recap, or disintegrate, the hypodermic needle easily with one hand at the end of the procedure, and significantly reducing the risk of a needlestick injury.

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

On December 30, 2003, we acquired Medical Safety Technologies, Inc. from UTEK Corporation. Medical Safety Technologies, or MSTI, holds the worldwide exclusive license to a patented invention, known as the “Safe Receptacle for Sharps,” that is designed to aid in the safe transport of sterile and used sharp medical instruments. This Emory University invention was developed to help reduce the possibility of needlestick injuries by maintaining medical instruments in an angled, accessible position while encasing their sharp edges. We are enthusiastic about adding the Safe Receptacle for Sharps device to our product line and believe that it is a complimentary technology to our NeedleZap® product. By expanding our future product line, we hope to bring added value to the sales and distribution channel we are building. However, we are not presently pursuing the sharps receptacle as management believes resources should be conserved for marketing the currently approved product.

Recent Events

On July 21, 2005, Robert J. Ochsendorf and John J. Perez stepped down from our board of directors to focus on other business interests. Ronald L. Alexander and Donald Sullivan were immediately appointed to fill the vacancies in the board resulting from the departure of Messrs. Ochsendorf and Perez. Mr. Alexander was an original investor in E Med when the company was founded in 2000. He currently owns and operates several businesses, including funeral homes and a hospital bed sale and rental company. Mr. Sullivan has served as our CFO since November 2004.

Looking Ahead

We incurred net losses the last four years while we obtained FDA approval for our NeedleZap® product, applied for patent protection, entered into distribution relationships and test marketed the product. We have not had significant sales volume to date. We made significant progress in expanding our distribution network in 2004, adding distribution partners in the United States and throughout the world. Although 2004 sales were disappointing, we believe that we have now obtained significant experience in how to market our products effectively and we anticipate an increase in sales in 2005. To date, sales in the third quarter have been positive. Of course, we cannot guarantee that sales will increase or that we will be able to attain profitability.

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

Pursuant to the terms of the merger agreement, we changed our corporate name from “Micro-Economics, Inc.” to “E Med Future, Inc.” In addition, our original directors and officers resigned and were replaced by a new board and management team. Our shares began trading on the Over-the-Counter Bulletin Board under the symbol “EMDF.OB” on April 17, 2003. For additional information about the merger, please see the Current Report on Form 8-K dated April 4, 2003 that we filed with the SEC on April 11, 2003.

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

Results of Operations

We are a development stage company and did not have full approval to market and sell our products until March 2003. Initial sales in 2003 caused us to be optimistic that our revenues and profits would increase in subsequent years. However, our 2004 results did not meet expectations due to lower than anticipated sales by our distributors. Sales by our distributors in the first six months of 2005 did not meet expectations and delivery of units to two international customers scheduled for the first six months were delayed due to requirements for payment prior to shipment.

Second Quarter of 2005 Compared to 2004

Net Sales

We had net sales of $6,610 in the quarter ended June 30, 2005, compared with $60,154 for the same period in 2004, a decrease of $53,544 or 89.0%. This decrease is primarily attributable to decreased domestic and international sales due to our new marketing program for domestic sales not being fully implemented in the second quarter and delays in shipping international orders due to our requiring payment in advance of shipment.

Costs and Expenses

Operating costs and expenses decreased $22,756, or 10.9%, to $185,742 in the second quarter of 2005 from $208,498 in 2004. As a percentage of net sales, cost of goods sold decreased to 38.4% in 2005 from 207.8% in 2004 due to decreased manufacturing and FDA compliance costs in 2005.

Other expenses decreased $7,054, or 35.7%, to $12,688 in 2005 from $19,742 in 2004, due to a decrease in interest expense resulting from lower balances outstanding on our interest bearing debt in 2005.

Net Loss

In the second quarter of 2005, our net loss increased to $191,820, or $0.01 a share, from a net loss of $168,086 in 2004 as a result of decreased sales only partially offset by lower costs.

First Six Months of 2005 Compared to 2004

Net Sales

We had net sales of $19,530 in the six months ended June 30, 2005, compared with $189,180 for the same period in 2004, a decrease of $169,650 or 89.7%. This decrease is attributable our new marketing program not being fully implemented in 2005. To date sales have been positive for the third quarter.

Costs and Expenses

Operating costs and expenses increased $576,657, or 124.6%, in the first six months of 2005 to $1,039,316 from $462,659 in 2004. The first six months of 2005 were impacted by $627,900 of stock based compensation that was not present in 2004. During January 2005, we issued 4,830,000 shares of common stock for consulting services. Stock based compensation was recorded in the amount of $0.39 per share, or $1,883,700 in total, for these services. In July 2005, we hired a qualified valuation consultant to perform a valuation of the Company stock. Pursuant to this valuation, the shares of stock were revalued at $0.13 per share and the stock based compensation charge was reduced to $627,900. As a percentage of net sales, cost of goods sold decreased to 87.0% in 2005 from 106.1% in 2004 due to decreased manufacturing and FDA compliance related costs in 2005.

Other expenses increased $3,638, or 16.9%, to $25,118 in 2005 from $21,480 in 2004 due to an increase in interest expense resulting from higher balances outstanding on our interest bearing debt in 2005.

Net Loss

In the first half of 2005, our net loss increased to $1,044,904, or $0.03 a share, from a net loss of $294,959 in 2004 as a result of an increase in stock based compensation expense in 2005 and decreased sales without a corresponding decrease in operating costs.

Financial Condition and Liquidity

We had no available cash on June 30, 2005, compared to $2,810 at the end of the second quarter of 2004. Cash used in operations decreased 85.2% to $26,660 in the second quarter of 2005 from $312,964 in 2004, primarily caused by an increase in accounts payable and accrued expenses in 2005 and reductions in accounts receivable and inventory.

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

E Med Future, Inc.

794 Morrison Road

Suite 911

Columbus, Ohio 43230

Phone: 877- 855-1319

Email: info@NeedleZap.com

Item 3. Controls and Procedures

D. Dane Donohue, our president and chief executive officer, and Donald Sullivan, our chief financial officer, have reviewed E Med’s disclosure controls and procedures as of June 30, 2005. Based upon their review, they believe that our disclosure controls and procedures are effective in ensuring that material information related to E Med is communicated to them by others within the company responsible for reporting this information.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are currently involved in a lawsuit with TransGlobal Medical Sales & Services, LLC relating to a distribution and marketing agreement we entered into with TransGlobal in April 2004. The case is presently in the discovery phase. For additional information about the suit, please reference Item 3 of our December 31, 2004 Form 10-KSB that we filed with the SEC on April 15, 2005.

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

E MED FUTURE, INC.

Date: August 15, 2005	/s/ Donald Sullivan
By Donald Sullivan, Chief Financial Officer

E MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash		$2,810
Accounts receivable, net of allowance for doubtful account of $64,744 and $67,744, respectively	$6,760	2,511
Inventory	486,622	488,153
Prepaid expenses	8,400	17,713
Current portion of prepaid compensation	440,000	440,000

Total Current Assets	941,782	951,187

PREPAID CONSULTING COMPENSATION	91,667	311,667
EQUIPMENT, net of depreciation of $72,363 and $60,932, respectively	156,356	167,787
PATENTS AND LICENSES
Patents, net of amortization $53,008 and $46,772, respectively	134,080	140,316

Total Assets	$1,323,885	$1,570,957

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft	$2,417
Notes payable to bank	149,098	$141,098
Current portion of long-term debt	1,828	1,828
Notes payable to related parties	39,025	25,000
Accounts payable	272,250	206,611
Accounts payable to related party	37,198	25,376
Accrued expenses	124,144	55,523
Customer deposits	100,000	100,000

Total Current Liabilities	725,960	555,436

LONG-TERM DEBT
Convertible promissory note payable	548,000	548,000
Note payable, less current portion	2,108	2,700

Total Long-Term Debt	550,108	550,700

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized, 34,013,415 and 29,183,415 issued and outstanding at June 30, 2005 and December 31, 2004, respectively	34,013	29,183
Paid-in-capital	3,425,137	2,802,067
Deficit accumulated during development stage	(3,411,333)	(2,366,429)

Total Stockholders’ Equity	47,817	464,821

Total Liabilities and Stockholders’ Equity	$1,323,885	$1,570,957

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	Period March 14, 1990 (Inception) to June 30, 2005
NET SALES	$6,610	$60,154	$19,530	$189,180	$819,522

COSTS AND EXPENSES-
Cost of goods sold	2,541	124,991	16,998	200,720	558,228
Selling, general and administrative	174,367	75,837	376,401	246,601	1,770,113
Research and development			350		9,783
Stock based compensation			627,900		1,520,233
Impairment of goodwill					188,500
Depreciation and amortization	8,834	7,670	17,667	15,338	125,372

Total Costs and Expenses	185,742	208,498	1,039,316	462,659	4,172,229

NET OPERATING LOSS	(179,132)	(148,344)	(1,019,786)	(273,479)	(3,352,707)

OTHER INCOME (EXPENSE)
Interest and other income					23
Interest expense	(12,688)	(19,742)	(25,118)	(21,480)	(58,649)

Total Other Expenses	(12,688)	(19,742)	(25,118)	(21,480)	(58,626)

NET LOSS	$(191,820)	$(168,086)	$(1,044,904)	$(294,959)	$(3,411,333)

NET LOSS PER COMMON SHARE -
(Basic and diluted)	$(0.01)	$(0.01)	$(0.03)	$(0.01)	$(0.66)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	34,013,415	26,134,000	33,639,824	26,134,000	5,199,760

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,		Period March 14, 1990 (Inception) to June 30, 2005
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,044,904)	$(294,959)	$(3,411,333)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	17,667	15,338	125,372
Stock based compensation	627,900		1,520,233
Research and development costs			8,808
Start-up costs			19,177
Amortization of prepaid expense		14,025	30,600
Amortization of prepaid compensation	220,000		220,000
Impairment of goodwill			188,500
Changes in operating assets and liabilities:
Accounts receivable	(4,249)	(66,324)	(6,760)
Inventory	1,531	(1,102)	(335,607)
Prepaid expenses	9,313	(4,074)	(8,400)
Accounts payable	65,639	(7,253)	272,250
Accounts payable to related party	11,822	(57,447)	37,198
Accrued expenses	68,621	88,832	124,144
Customer deposits			100,000

Net Cash Used in Operating Activities	(26,660)	(312,964)	(1,115,818)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment		(12,839)	(94,806)

Net Cash Used in Investing Activities		(12,839)	(94,806)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	2,417		2,417
Initial capitalization			1,666
Cash acquired in acquisition			200,000
Notes payable to bank	8,000		149,098
Notes payable	(592)	5,115	3,936
Convertible promissory note payable		175,000	548,000
Notes payable to related party	14,025	(54,101)	305,507

Net Cash Provided by Financing Activities	23,850	126,014	1,210,624

NET DECREASE IN CASH	(2,810)	(199,789)

CASH BEGINNING OF YEAR	2,810	204,443

CASH END OF PERIOD		$4,654

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Six Months Ended June 30,		Period March 14, 1990 (Inception) to June 30, 2005
	2005	2004
Supplemental Disclosure of Cash Flows Information:
Interest paid	$13,881	$1,811	$37,663

Supplemental Schedule of Non-Cash Operating and
Financing Activities:
NeedleZap Partnership Contribution of Assets to Company
Inventory			$151,015
Equipment			133,912
Patent			187,089
Issuance of common stock for consulting services	$627,900		1,520,233
Issuance of 1,250,000 shares valued at $0.3108 per share to acquire MSTI and allocation of purchase price to license			188,500
Issuance of common stock in payment of loan			266,484
Issuance of convertible debentures to acquire inventory		$375,000	375,000

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the E Med Future, Inc., formerly Micro-Economics, Inc., annual report on Form 10-KSB for the year ended December 31, 2004.

NOTE 2 - ISSUANCE OF COMMON STOCK

During January 2005, the Company issued 4,830,000 shares of common stock, pursuant to Form S-8 at a value of $0.39 per share for consulting services. Stock based compensation was recorded in the amount of $1,883,700 for these services. In July 2005, the Company hired a qualified valuation consultant to perform a valuation of the company stock. Pursuant to this valuation, the shares of stock were revalued at $0.13 per share and the stock based compensation has been adjusted to $627,900.

NOTE 3 - GOING CONCERN

As indicated in the accompanying financial statements, the Company had net operating losses of $4,667,133 since inception and is considered a company in the development stage. Management’s plans include the raising of capital through short term financing to fund future operations and the generating of revenue through its business. Failure to raise capital, keep its products and manufacturing facilities in FDA compliance, and generate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - SUBSEQUENT EVENT

In July 2005, the Company terminated its license and distribution agreement, entered into September 2004, with ITD Development Solutions, Inc. (ITD), whereby the Company had granted ITD the exclusive right to manufacture, distribute and sell the NeedleZap unit in Pakistan and the United Arab Emirates. In connection with this agreement the Company entered into a two year consulting agreement with ITD president Patrick Downs for 2,000,000 shares of the Company’s common stock valued at $880,000. At June 30, 2005, the unamortized balance is $531,667. The Company is attempting to recover shares of its common stock representing the unamortized balance.