Form 10QSB
period 2005-09-30
E MED FUTURE INC
filed 2005-11-21
CIK 894552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 34,013,415 shares of common stock, $0.001 par value per share, as of November 1, 2005.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Our September 30, 2005 unaudited consolidated financial statements follow this quarterly report beginning on page F-1.

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

In July 2003, we announced the beginning of clinical testing and market evaluation of the first extensions to the NeedleZap® product line which include a dental parking station and butterfly needle burner. We are presently in the process of obtaining patent protection for these new products. Because we lack sufficient funds to expedite the development of these products, both products remain in the development phase. We anticipate that both products will involve supplements to our existing FDA pre-market approval; therefore, introduction and timing of these products into the marketplace will be contingent on FDA approval.

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

On December 30, 2003, we acquired Medical Safety Technologies, Inc. from UTEK Corporation. Medical Safety Technologies, or MSTI, holds the worldwide exclusive license to a patented invention, known as the “Safe Receptacle for Sharps,” that is designed to aid in the safe transport of sterile and used sharp medical instruments. This Emory University invention was developed to help reduce the possibility of needlestick injuries by maintaining medical instruments in an angled, accessible position while encasing their sharp edges. We are enthusiastic about adding the Safe Receptacle for Sharps device to our product line and believe that it is a complimentary technology to our NeedleZap® product. By expanding our future product line, we hope to bring added value to the sales and distribution channels we are building. However, we are not presently pursuing the sharps receptacle as management believes resources should be conserved for marketing the currently approved product.

Recent Events

On July 21, 2005, Robert J. Ochsendorf and John J. Perez stepped down from our board of directors to focus on other business interests. Ronald L. Alexander and Donald Sullivan were immediately appointed to fill the vacancies in the board resulting from the departure of Messrs. Ochsendorf and Perez. Mr. Alexander was an original investor in E Med when the company was founded in 2000. He currently owns and operates several businesses, including funeral homes and a hospital bed sale and rental company. At the request of the newly appointed members of the board, D. Dane Donohue resigned as president, CEO and a director on September 12, 2005. Mr. Donohue is a co-founder of E Med and remains a significant stockholder. Looking forward, Mr. Donohue plans to vigorously participate in the global distribution of our NeedleZap® product through one of the company’s current distributors, Safe Medical Solutions, LLC. Donald Sullivan, who has served as our CFO since November 2004, was immediately appointed interim CEO. The remaining board members are actively searching for candidates to fill the vacancy caused by Mr. Donohue’s resignation.

Looking Ahead

We incurred net losses the last four years while we obtained FDA approval for our NeedleZap® product, applied for patent protection, entered into distribution relationships and test marketed the product. We have not had significant sales volume to date. We made significant progress in expanding our distribution network in 2004, adding distribution partners in the United States and throughout the world. Although sales were disappointing for 2004 and the first six months of 2005, we believe that we have now obtained valuable experience in how to market our products effectively and we anticipate an increase in sales in 2005 compared to 2004. To date, sales for the fourth quarter have been positive and we expect to meet our sales goals for 2005. Of course, we cannot guarantee that sales will increase or that we will be able to attain profitability.

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

Results of Operations

We are a development stage company and did not have full approval to market and sell our products until March 2003. Initial sales in 2003 caused us to be optimistic that our revenues and profits would increase in subsequent years. However, our 2004 results did not meet expectations due to lower than anticipated sales by our distributors and sales by our distributors in the first six months of 2005 continued to be disappointing. Additionally, delivery of units to two international customers scheduled for the first six months of 2005 was delayed due to our requirement that payment be made prior to shipment. However, sales in the third quarter of 2005 exceeded the sales for the previous four quarters combined, with international customers accounted for more than half of our third quarter sales.

Third Quarter of 2005 Compared to 2004

Net Sales

We had net sales of $52,442 in the quarter ended September 30, 2005, compared with $9,690 for the same period in 2004, an increase of $42,752 or 441.2%. This increase is primarily attributable to increased domestic and international sales due to our new marketing program for domestic sales being implemented in the third quarter and shipment of international orders that were delayed in the second quarter due to our requiring payment in advance of shipment.

Costs and Expenses

Operating costs and expenses decreased $27,807, or 17.1%, to $134,535 in the third quarter of 2005 from $162,342 in 2004. As a percentage of net sales, cost of goods sold decreased to 67.0% in 2005 from 694.0% in 2004 due to increased sales and decreased manufacturing and FDA compliance costs in 2005.

Other expenses increased $7,897, or 151.1%, to $13,123 in 2005 from $5,226 in 2004, due to an increase in interest expense resulting from higher balances outstanding on our interest bearing debt in 2005.

Net Loss

In the third quarter of 2005, our net loss decreased to $95,216 from a net loss of $157,878 in 2004 as a result of increased sales and reduced operating expenses.

First Nine Months of 2005 Compared to 2004

Net Sales

We had net sales of $71,972 in the nine months ended September 30, 2005, compared with $198,970 for the same period in 2004, a decrease of $126,998, or 63.8%. This decrease is attributable to our new marketing program not being fully implemented until September 2005 and anticipated sales to existing distributors not materializing. To date sales have been positive for the fourth quarter.

Costs and Expenses

Operating costs and expenses increased $550,351, or 88.1%, in the first nine months of 2005 to $1,175,352 from $625,001 in 2004. The first nine months of 2005 were impacted by $627,900 of stock based compensation that was not present in 2004. During January 2005, we issued 4,830,000 shares of common stock for consulting services. Stock based compensation was recorded in the amount of $0.39 per share, or $1,883,700 in total, for these services. In July 2005, we hired a qualified valuation consultant to perform a valuation of the Company stock. Pursuant to this valuation, the shares of stock were revalued at $0.13 per share and the stock based compensation charge was reduced to $627,900. As a percentage of net sales, cost of goods sold decreased to 72.4% in 2005 from 134.7% in 2004 due to decreased manufacturing and FDA compliance related costs in 2005.

Other expenses increased $11,535, or 43.2%, to $38,241 in 2005 from $26,706 in 2004 due to an increase in interest expense resulting from higher balances outstanding on our interest bearing debt in 2005.

Net Loss

In the first nine months of 2005, our net loss increased to $1,141,621, or $0.03 a share, from a net loss of $452,837 in 2004 primarily as a result of an increase in stock based compensation expense in 2005 in addition to decreased sales without a corresponding decrease in operating costs.

Financial Condition and Liquidity

We had available cash on September 30, 2005 of $2,278 compared to $2,978 at the end of the third quarter of 2004. Cash used in operations decreased 94.2% to $17,540 in the first nine months of 2005 from $302,302 in 2004, primarily caused by an increase in accounts payable and accrued expenses and a reduction in inventory in 2005.

On November 12, 2002, we entered into a credit facility with KeyBank (NA). The facility provides us with a working capital line-of-credit of up to $150,000 and currently bears interest at 4.5%. The credit facility is secured by all of E Med’s assets and must be paid back in full on demand. We presently have drawn $149,098 on the facility.

On April 1, 2004, we entered into a loan agreement with a private investor in the amount of $750,000. The convertible promissory note bears interest at 7.5% payable quarterly with the principal due in five years and is secured by all of our assets. The note is convertible at the holder’s option into 1.5 million shares of our unregistered common stock, subject to adjustment for dilutive issuances. In connection with the loan, we also agreed to pay the lender a $3.00 royalty on each of the first 1.0 million and $2.00 on the second 1.0 million NeedleZap® units sold, with maximum total royalty payments of $5.0 million. The loan agreement was amended effective December 31, 2004 to reduce the loan amount to $548,000. Payment of interest and royalties was deferred until January 1, 2006, provided we provide monthly sales reports to the lender when due. In addition, if we arrange an increase in bank financing, the lender agreed to subordinate its security interests to the secured interests of the banking institution up to a maximum of $500,000.

Our primary need for capital is to fund operations and the development of new products. Historically, our capital requirements have been met by a combination of loans from stockholders and other investors, our line of credit with Key Bank, and funds from operations. Now that our distributors have had sufficient ramp-up time, we expect increased sales to meet our capital needs. In addition, we are developing new NeedleZap® products to help generate additional revenues in the long-term. However, sales may not be adequate to meet our cash needs, which would negatively impact our operations and development of new and ancillary products.

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

E Med Future, Inc.

794 Morrison Road

Suite 911

Columbus, Ohio 43230

Phone: 877- 855-1319

Email: info@NeedleZap.com

Item 3. Controls and Procedures

Donald Sullivan, our chief financial officer and interim president and chief executive officer, has reviewed E Med’s disclosure controls and procedures as of September 30, 2005. Based upon his review, he believes that our disclosure controls and procedures are effective in ensuring that material information related to E Med is communicated to him by others within the company responsible for reporting this information. There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2005 that have materially affected or are reasonably likely to affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are currently involved in a lawsuit with TransGlobal Medical Sales & Services, LLC relating to a distribution and marketing agreement we entered into with TransGlobal in April 2004. Discovery and depositions in the case have been completed and our request for summary judgment is currently pending. The trial is presently scheduled for December 8, 2005. For additional information about the suit, please reference Item 3 of our December 31, 2004 Form 10-KSB that we filed with the SEC on April 15, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31	Chief Financial Officer and Interim President and Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32	Rule 13a-14(b)/15d-14(b) Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, E Med Future, Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E MED FUTURE, INC.

Date: November 21, 2005	/s/ Donald Sullivan
	By	Donald Sullivan, Chief Financial Officer and interim Chief Executive Officer

E MED FUTURE, INC. AND SUBSIDIARY

Formerly Micro-Economics, Inc.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$2,278	$2,810
Accounts receivable, net of allowance for doubtful account of $64,744 and $67,744, respectively	6,910	2,511
Inventory	455,012	488,153
Prepaid expenses	8,400	17,713
Current portion of prepaid compensation		440,000

Total Current Assets	472,600	951,187
PREPAID CONSULTING COMPENSATION	495,000	311,667
EQUIPMENT, net of depreciation of $78,078 and $60,932, respectively	150,641	167,787
PATENTS, net of amortization of $56,126 and $46,772, respectively	130,962	140,316

Total Assets	$1,249,203	$1,570,957

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Notes payable to bank	$149,098	$141,098
Current portion of long-term debt	1,828	1,828
Notes payable to related parties	35,225	25,000
Accounts payable	278,380	206,611
Accounts payable to related party	39,216	25,376
Accrued expenses	144,873	55,523
Customer deposits	100,000	100,000

Total Current Liabilities	748,620	555,436
LONG-TERM DEBT
Convertible promissory note payable	548,000	548,000
Note payable, less current portion	1,483	2,700

Total Long-Term Debt	549,483	550,700
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock $0.001, par value, 50,000,000 shares authorized, 34,013,415 and 29,183,415 issued and outstanding at September 30, 2005 and December 31, 2004, respectively	34,013	29,183
Paid-in-capital	3,425,137	2,802,067
Deficit accumulated during development stage	(3,508,050)	(2,366,429)

Total Stockholders’ Equity (Deficit)	(48,900)	464,821

Total Liabilities and Stockholders’ Equity	$1,249,203	$1,570,957

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC. AND SUBSIDIARY

Formerly Micro-Economics, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30 2005	Nine Months Ended September 30, 2004	Period March 14, 1990 (Inception) to September 30, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET SALES	$52,442	$9,690	$71,972	$198,870	$871,964
COSTS AND EXPENSES-
Cost of goods sold	35,132	67,250	52,130	267,970	593,360
Selling, general and administrative	90,125	85,822	468,026	332,423	1,861,739
Research and development	445	550	796	550	10,228
Stock based compensation			627,900		1,520,233
Impairment of goodwill					188,500
Depreciation and amortization	8,833	8,720	26,500	24,058	134,205

Total Costs and Expenses	134,535	162,342	1,175,352	625,001	4,308,265

NET OPERATING (LOSS)	(82,093)	(152,652)	(1,103,380)	(426,131)	(3,436,301)
OTHER INCOME (EXPENSE)
Interest and other income					23
Interest expense	(13,123)	(5,226)	(38,241)	(26,706)	(71,772)

Total Other Expenses	(13,123)	(5,226)	(38,241)	(26,706)	(71,749)

NET (LOSS)	$(95,216)	$(157,878)	$(1,141,621)	$(452,837)	$(3,508,050)

NET (LOSS) PER COMMON SHARE -
(Basic and diluted)	$	$(0.01)	$(0.03)	$(0.02)	$(0.67)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	34,013,415	27,209,502	33,765,723	26,389,295	5,697,854

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC. AND SUBSIDIARY

Formerly Micro-Economics, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,		Period March 14, 1990 (Inception) to September 30, 2005
	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,141,621)	$(452,837)	$(3,508,050)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	26,500	24,058	134,205
Stock based compensation	627,900		1,520,233
Research and development costs			8,808
Start-up costs			19,177
Amortization of prepaid expense		32,358	30,600
Amortization of prepaid compensation	256,667		256,667
Impairment of goodwill			188,500
Changes in operating assets and liabilities:
Accounts receivable	(4,399)	(50,090)	(6,910)
Inventory	33,141	(121,902)	(303,997)
Prepaid expenses	9,313	(8,474)	(8,400)
Accounts payable	71,769	187,473	278,380
Accounts payable to related party	13,840	(47,099)	39,216
Accrued expenses	89,350	134,211	144,873
Customer deposits			100,000

Net Cash Used in Operating Activities	(17,540)	(302,302)	(1,106,698)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment		(56,858)	(94,806)

Net Cash Used in Investing Activities		(56,858)	(94,806)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft
Initial capitalization			1,666
Cash acquired in acquisition			200,000
Notes payable to bank	8,000		149,098
Notes payable	(1,217)	4,696	3,311
Convertible promissory note payable		175,000	548,000
Notes payable to related party	10,225	(22,001)	301,707

Net Cash Provided by Financing Activities	17,008	157,695	1,203,782

NET INCREASE (DECREASE) IN CASH	(532)	(201,465)	2,278
CASH, BEGINNING OF YEAR	2,810	204,443

CASH, END OF PERIOD	$2,278	$2,978	$2,278

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC. AND SUBSIDIARY

Formerly Micro-Economics, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Nine Months Ended September 30,		Period March 14, 1990 (Inception) to September 30, 2005
	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)
Supplemental Disclosure of Cash Flows Information:
Interest paid	$16,729	$8,433	$40,511

Supplemental Schedule of Non-Cash Operating and Financing Activities:
NeedleZap Partnership Contribution of Assets to Company
Inventory			151,015
Equipment			133,912
Patent			187,089
Issuance of common stock for consulting services	627,900		1,520,233
Issuance of 1,250,000 shares valued at $0.3108 per share to acquire MSTI and allocation of purchase price to license			188,500
Issuance of common stock in payment of loan		266,484	266,484
Issuance of 2,000,000 shares at $0.44 per share for consulting agreement		880,000	880,000

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC. AND SUBSIDIARY

Formerly Micro-Economics, Inc.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the E Med Future, Inc. annual report on Form 10-KSB for the year ended December 31, 2004.

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

NOTE 3 - GOING CONCERN

As indicated in the accompanying financial statements, the Company had net operating losses of $3,508,050 since inception and is considered a company in the development stage. Management’s plans include raising capital through short term financing to fund future operations and generating revenue through its business. Failure to raise capital, keep its products and manufacturing facilities in FDA compliance, and generate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 -TERMINATION OF LICENSE AND DISTRIBUTION AGREEMENT

In July 2005, the Company terminated its license and distribution agreement, entered into September 2004, with ITD Development Solutions, Inc. (ITD), whereby the Company had granted ITD the exclusive right to manufacture, distribute and sell the NeedleZap unit in Pakistan and the United Arab Emirates. In connection with this agreement, the Company entered into a two year consulting agreement with ITD president Patrick Downs for 2,000,000 shares of the Company’s common stock valued at $880,000. At September 30, 2005, the unamortized balance is $495,000. The Company is trying to recover shares of its common stock representing the unamortized balance. In the opinion of management, it is likely that the shares will be recovered. Once recovered, the shares will be retired against the unamortized balance capitalized on the Balance Sheet. Therefore at September 30, 2005, the Company has not established a reserve against the unamortized balance because, in the opinion of management, a loss is not probable in accordance with Statement of Accounting Standards No. 5. If the Company is unable to recover the shares, the unamortized balance of $495,000 will be written off in the statement of operations.