Form 10KSB
period 2005-12-31
E MED FUTURE INC
filed 2006-05-16
CIK 894552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year. $120,509

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $1,057,676 as of March 31, 2006.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 32,763,415 shares of common stock, $0.001 par value per share, as of March 31, 2006

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

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

On December 30, 2003, we acquired Medical Safety Technologies, Inc. from UTEK Corporation (AMEX:UTK), an innovative technology transfer company dedicated to building bridges between university developed technologies and commercial organizations. Medical Safety Technologies, or MSTI, holds the worldwide exclusive license to a patented invention, known as the “Safe Receptacle for Sharps,” that is designed to aid in the safe transport of sterile and used sharp medical instruments. This Emory University invention was developed to help reduce the possibility of needlestick injuries by maintaining medical instruments in an angled, accessible position while encasing their sharp edges. We are enthusiastic about adding the Safe Receptacle for Sharps device to our product line and believe that it is a complimentary technology to our NeedleZap® product. By expanding our future product line, we hope to bring added value to the sales and distribution channel we are building. However, we are not presently pursuing the sharps receptacle as management believes resources should be conserved for marketing the currently approved product.

Recent Events

In March 2006, we entered into a manufacturing and distribution agreement with One World Sourcing, LLC for the manufacture and distribution of the NeedleZap® device in the Peoples Republic of China. The contract calls for royalty payments on all sales of the device in China. Approvals have been secured for sale of the device in China. Additionally, approval of our patent for the NeedleZap® device in the Republic of China has been received and is expected to be finalized in June 2006. A prototype unit is to be furnished to us in May 2006 for testing and approval. Initial orders have been placed for deliver in the fall of 2006 subject to customer approval.

Distribution of Our Products

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

In July 2004 we entered into a manufacturing and distribution license agreement with Providers International LLC for the manufacture and distribution of the NeedleZap® device in the Peoples Republic of China and Australia. The contract called for a minimum royalty to be paid to us of $810,000 by December 31, 2004, which was not received. The agreement was terminated in August 2005 for non-performance by Providers International, Inc.

In April 2002, we entered into distribution contracts with American Health & Safety Products, Inc., and its wholly owned subsidiary, AHSP International L.L.C., which have representation in the United States, Europe, South America, Central America and Canada. AHSP informed us in March 2006 that they were discontinuing their business operations and the contract terminated pursuant to its terms.

In January 2004 the NeedleZap® device underwent extensive testing at Fort Drum, New York. We received the report and evaluation of the NeedleZap® in November 2004. The testing showed the device was suitable for “brick and mortar” type hospital settings, but changes to make the device more durable are necessary for field applications. Based on these test results, we immediately targeted the veteran hospitals as a potential market and will begin modifying the NeedleZap® to make it more durable for field applications. We were added to the VA schedule in November 2005.

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

We entered into a license and distribution agreement with ITDevelopment Solutions, Inc. (“IDS”) granting IDS the exclusive right to manufacture, distribute and sell our NeedleZap® unit in Pakistan and the United Arab Emirates in September 2004. We cancelled the agreement on July 28, 2005 for IDS’s non-performance.

Research and Development

In 2005, our research and development costs were $6,114 compared to $550 in 2004. We hope to increase our R&D budget in 2006. In addition, to supplement our own R&D efforts, we are working with other organizations to identify and develop improvements for the existing product line and new products that would be compatible with our existing product line for possible acquisition.

Patents and Trademarks

Patents and trademarks are critical in the medical device industry. We believe strongly in protecting our intellectual property and received final approval for our U.S patent in March 2006 in connection with our NeedleZap® product line, and have registered the “NeedleZap” trademark. Our Medical Safety Technologies subsidiary’s Safe Receptacle for Sharps is also protected by a U.S. patent. We are in the process of amending our current patent application in the United States to include additional claims for our product. In 2004, our NeedleZap® patent was issued and published in the Peoples Republic of China. Final approval has been granted for our patent in the Peoples Republic of China effective June 22, 2006. We also rely upon trade secrets and proprietary know-how. We intend to aggressively enforce our intellectual property rights if necessary. However, our intellectual property rights may not provide us with any significant degree of protection from our competitors. Please turn to “Competition” below for additional information about competition in our business.

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

Royalty Agreement

We acquired the NeedleZap® technology from NeedleZap Partners in exchange for shares of our stock and a royalty of $5.00 for every NeedleZap® unit we sell until five million units are sold. Additionally, we have agreed to pay $1.00 per unit sold which will be divided amongst two of our officers and our director of research and development. For additional information about these royalty arrangements, please see Note J of our financial statements at page F-13. This fee has been temporarily waived until E Med becomes profitable.

Employees

We have one full-time employee, our CEO/CFO. We presently out-source manufacturing and other key aspects of our business. We plan to add additional personnel as our growth warrants and revenue allows.

Principal Suppliers

We have contracted with Frantz Medical Development Ltd. to manufacture our products in the United States. Frantz Medical has been approved by the FDA to manufacture NeedleZap® units. We have entered into a manufacturing and distribution license agreement with One World Sourcing LLC for the manufacture and distribution of the NeedleZap® device in the Peoples Republic of China. One World Sourcing is not currently an FDA approved manufacturer and products manufactured by One World Sourcing may not be sold in the United States. In addition to Frantz Medical, we believe that there are a number of domestic manufacturers with whom we could subcontract the manufacturing of our products at competitive rates who would also satisfy applicable quality assurance standards.

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

E Med Future, Inc.

794 Morrison Road

Suite 911

Columbus, Ohio 43230

Phone: 330-674-1363

Email: info@NeedleZap.com

Item 2. Description of Property.

We lease approximately 500 square feet of office and our primary warehouse space in Columbus, Ohio from a company owned by one of our directors for $1,800 a month. For additional information regarding this arrangement, please turn to “Lease with Ochsendorf Company” at page 15.

Item 3. Legal Proceedings.

In April 2004, we entered into a distribution and marketing agreement with TransGlobal Medical Sales & Services, LLC of Orlando, Florida. TransGlobal was to serve as an international distribution arm for our products and was required to purchase and pay for 10,000 NeedleZap®

units within 90 days of the execution of the agreement. When we had not received payment for the units nearly two and one half months past the due date, we notified TransGlobal on October 19, 2004 of the material breach and that we were terminating our agreement. TransGlobal failed to cure its breach and on December 13, 2004 we filed a lawsuit against TransGlobal captioned E Med Future, Inc. v. Transglobal Medical Sales & Services, LLC, Robert Sullivan, and Martin Boelens, Case No. 04CVH-12-13068 (Court of Common Please, Franklin County, Ohio). In our complaint we alleged causes of action for breach of contract, fraud, rescission against defendants for failure to pay us $560,000 due under our agreement with TransGlobal, and TransGlobal’s failure to perform other terms of the contract. In February 2005, Messrs. Boelens and Sullivan filed their amended answers denying our allegations, and TransGlobal filed its amended answer and amended counterclaim. In its counterclaim, TransGlobal alleges causes of action against E Med for breach of contract, breach of fiduciary duty, tortious interference with business relations and contract rights, and failure to account. TransGlobal alleges that E Med breached the contract, took opportunities to which TransGlobal allegedly was entitled, and breached an agreement under which TransGlobal allegedly was entitled to receive four million shares of E Med stock. TransGlobal seeks damages in excess of $25,000, an accounting for present and future lost revenue, unspecified consequential damages, and prejudgment and post-judgment interest. In March 2005, we filed our reply denying all the allegations in the counterclaim. Discovery and depositions have been completed. E Med is vigorously prosecuting our complaint and defending the counterclaim, including filing a motion for summary judgment, which the court granted in part and denied in part in March 2006. A trial date has not yet been set.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common stock is currently traded on the Over-The-Counter Bulletin Board (“OTCBB”) under the trading symbol “EMDF.OB.” The following table lists the high and low closing sale prices of our common stock during 2005 as reported on OTCBB. These sale prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Fourth Quarter	$0.09	$0.05
Third Quarter	$0.13	$0.04
Second Quarter	$0.28	$0.07
First Quarter	$0.51	$0.19

There were approximately 1,560 stockholders of record of the Company’s common stock as of March 31, 2006. We estimate that an additional 500 stockholders own stock in their accounts at brokerage firms and other financial institutions.

We intend to reinvest our earnings, if any, in the business, and have never declared or paid, and do not intend to declare or pay, any cash dividends on our stock.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

We manufacture and market products designed to reduce accidental hypodermic needlestick injuries. Our primary product, NeedleZap®, completely disintegrates the sharp portion of the needle. Please turn to “Our Products” at page 1 for a more detailed discussion of our product line. There are an estimated one million accidental needlesticks reported in the United States in the healthcare industry alone, and we believe the applications for our products are far reaching. NeedleZap® is designed to work within the parameters of recent OSHA needlestick mandates which require employers to take advantage of new technologies to prevent needlesticks in the workplace. We also believe there is a potential global market in developed as well as developing countries. For example, NeedleZap® could be a component in the fight against AIDS in many African countries where the disease is endemic. For additional information about our global marketing efforts, please see “Distribution of Our Products” at page 2.

Looking Ahead

We incurred net losses in 2002, 2003 and 2004 while we obtained FDA approval for our NeedleZap® product, applied for patent protection and entered into distribution relationships. We have not had significant sales volume to date. We believe we have now obtained significant experience in how to market our products effectively and we had a small increase in sales in 2005, which were less than projected. Our sales to date in 2006 and firm orders exceed 2005 sales volumes substantially. Of course, we cannot guarantee that sales will increase or that we will be able to attain profitability.

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

In July 2002, we received an approvable letter from the FDA stating that NeedleZap® met all the requirements for the safety and effectiveness data testing for a Class III medical device. The approvable letter was subject to an FDA inspection that found the manufacturing facilities, methods and controls in compliance with the applicable requirements of FDA quality system regulation. During the manufacturing inspectional phase in August 2002, the FDA requested that we suspend all sales to veterinarian and law enforcement markets until the product was fully approved. We voluntarily complied with the FDA’s request and suspended all sales in U.S. markets and issued a recall for all units sold in the United States. In April 2004, we had recovered all devices that were sold prior to FDA approval and the FDA issued a letter terminating the recall in July 2004. The expense of this recall is reflected in the 2004 financials.

On March 14, 2003, the FDA issued a final approval order letter for NeedleZap®. Final labeling was submitted and approved on March 19, 2003, clearing the way to market NeedleZap® in the United States in healthcare facilities and treatment settings.

Results of Operations

We are a development stage company and did not have full approval to market and sell our products until March 2003. Initial sales in 2003 caused us to be optimistic that our revenues and profits would increase in 2004 and subsequent years. We were disappointed when our 2004 and 2005 results did not meet expectations due to lower than anticipated sales.

Net Sales

We had net sales of $120,509 in 2005, compared with $118,507 in 2004, an increase of $2,002 or 1.7%. This increase is primarily attributable to increased selling prices.

Costs and Expenses

Operating costs and expenses increased $954,670, or 78.8%, to $2,165,515 in 2005 from $1,210,845 in 2004. The increase was primarily caused by a substantial increase in stock based compensation and charges against operations for impairment of inventory, patents and tooling required by accounting rules. Selling, general and administrative expense decreased but only partially offset the stock based compensation and impairment charges.

Other expenses increased to $53,157 in 2005 from $25,218 in 2004, due to an increase in interest expense resulting from higher balances outstanding on our debt in 2005.

Net Loss

In 2005, our net loss increased to $2,098,163, or $0.06 a share, from a net loss of $1,117,556, or $0.04 a share, in 2004, as slightly higher sales combined with substantially increased costs.

Selected Financial Data

The following table includes selected financial information for 2005 and 2004. Please turn to our audited financial statements beginning at page F-1, including the accompanying footnotes, for additional information.

	Year Ended December 31		Increase (Decrease)
	2005	2004	Dollars	Percentage
Net sales	$120,509	$118,507	$2,002	1.7%
Net (loss)	(2,098,163)	(1,117,556)	980,607	87.7%
Net (loss) per share	(0.06)	(0.04)	(0.02)	(50.0)%
Total assets	151,364	1,570,957	(1,419,593)	(90.4)%
Stockholders’ equity (deficit)	(1,167,942)	464,821	(1,632,763)	(351.2)%

Financial Condition and Liquidity

We had no available cash on December 31, 2005, compared to $2,810 at the end of 2004. The decrease is primarily the result of our operating loss. Cash used in operations decreased 83.1% to $112,755 in 2005 from $665,642 in 2004, primarily due to decreased inventory and increases in accounts payable and accrued liabilities.

On November 12, 2002, we entered into a credit facility with Key Bank (NA). The facility provides us with a working capital line-of-credit of up to $150,000 and currently bears interest at 7.5%. The credit facility is secured by all of E Med’s assets and must be paid back in full on demand. We presently have drawn $149,098 on the facility.

In 2003, our director of research purchased an existing $215,585 loan and advanced additional funds bringing total funds advanced to $320,585. In the first half of 2004, we repaid a portion of this loan, reducing the outstanding balance to $266,484 at June 30, 2004. We repaid this loan in full as of June 30 by the issuance of 794,415 unregistered shares of our common stock to the note holder.

On April 1, 2004, we entered into a loan agreement with a private investor in the amount of $750,000. The convertible promissory note bears interest at 7.5% payable quarterly with the principal due in five years and is secured by all of our assets. The note is convertible at the holder’s option into 1.5 million shares of our unregistered common stock, subject to adjustment for dilutive issuances. Proceeds from the loan will be used for inventory and operating expenses. In connection with the loan, we also agreed to pay the lender a $3.00 royalty on each of the next 1.0 million NeedleZap® units, with maximum total royalty payments of $5.0 million. For additional information regarding the loan please see Note L of our attached financial statements at page F-13. The loan agreement was amended effective December 31, 2004 to reduce the loan amount to $548,000. Payment of interest and royalties was deferred until January 1, 2006, provided we provide monthly sales reports to the lender when due. In addition, if we arrange an increase in bank financing, the lender agreed to subordinate its security interests to the secured interests of the banking institution up to a maximum of $500,000. The lender had advanced $575,000 of the loan proceeds directly to PR Market Research Company, our primary vendor, without our approval. Please turn to “PR Market Research” at page 16 for more information about PR Market Research. The reduced loan amount consists of $175,000 received by us from the lender and $373,000 that we owed to PR Market Research for parts and services that was assigned to the lender

Our primary need for capital is to fund operations and the development of new products. Historically, our capital requirements have been met by a combination of loans from stockholders, our line of credit with Key Bank, and funds from operations. Now that we have obtained FDA approval for NeedleZap® and our distributors have had sufficient ramp-up time, we expect increased sales to meet our capital needs. In addition, we are developing new NeedleZap® products to help generate additional revenues. However, sales may not be adequate to meet our cash needs, which would negatively impact our operations and development of new and ancillary products. For an overview of the risks we face, please turn to “Forward Looking Statements” on page 6.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Critical Accounting Policies

Our independent auditors’ report contains a “going concern” note. In Note C of our financial statements the auditors point out that we have incurred net losses that raise “substantial concerns” about our ability to continue as a going concern. For more information, please turn to our audited financial statement beginning on page F-1 and Note C in particular on page F-10. Although we recognize that we have incurred significant losses while in the development phase, now that we have obtained FDA approval for NeedleZap® and begun developing our distribution channels we are confident about our prospects. Of course, we cannot guaranty that we will be able to successfully attain sustained profitability.

For a discussion of additional significant accounting policies that impact our financial reporting, please turn to Note B of our financial statements beginning on page F-7.

Item 7. Financial Statements.

Our 2005 and 2004 consolidated financial statements audited by Meyler & Company, LLC follow this annual report beginning on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures.

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

As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the chief executive and financial officer concluded that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to our management, including our chief executive and financial officer, as appropriate, to allow timely decisions regarding the required disclosures.

Item 8B. Other Information

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Our directors and executive officers are:

Donald Sullivan, age 63, was appointed E Med’s chief financial officer in November 2004, a director in July 2005 and interim CEO in September 2005. Prior to joining E Med, from January through October 2004, Mr. Sullivan was employed as vice president and chief financial officer of Capital Furniture Works, Inc., a furniture manufacturer. From 1998 through 2003, Mr. Sullivan was the owner of Danville Pallet Co., a wooden pallet manufacturer. Previously, Mr. Sullivan was employed for approximately 20 years by Castle Nursing Homes, Inc. in various capacities, including president, secretary, treasurer and chief financial officer. Mr. Sullivan was licensed as a certified public accountant in 1967 and worked for over 10 years as a partner in various CPA firms.

Ronald L. Alexander, age 56, is an original E Med investor and has served as a director since July 2005. Mr. Alexander currently owns and operates several businesses, including funeral homes and a hospital bed sale and rental company.

Committees of the Board

We are still in the early stages of our business plan and have not yet realized significant revenues. Because we are still in the start-up phase, our board consists of only two directors — Mr. Sullivan, who also serves as our chief financial officer and interim chief executive officer, and Mr. Alexander. Because of the small size of our board, the directors have not designated audit, nominating or other committees. Instead, these responsibilities are handled by the entire board. Without an audit committee, we do not presently have a director that qualifies as “an audit committee financial expert” under SEC rules. Although we are pleased with the diverse skills and level of expertise that our directors possess, we hope to attract additional independent members to sit on our board in the future as our business grows.

Code of Ethics

In the wake of the recent corporate scandals, the SEC has adopted rules encouraging companies to adopt written ethical guidelines for their officers and employees. We believe strongly in the importance of ethical conduct in our business endeavors, and on January 1, 2004, our board of directors unanimously adopted a code of conduct and ethics that applies to all of our officers, directors and employees, including our principal executive officer and principal financial and principal accounting officer. A copy of our code is attached to our 2003 Form 10-KSB filed with the SEC on March 30, 2004.

Compliance with § 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock, to make filings with the SEC reporting their ownership of our common stock and to furnish us with copies of these filings. In 2005, D. Dane Donohue, our former President and CEO, Robert J. Ochsendorf and Juan J. Perez, both former directors, and Mr. Sullivan each failed to timely file a Form 4 reporting an acquisition of shares. The Form 4s were subsequently filed. Based solely on our review of copies of reports furnished to us, we believe that all other § 16(a) filing requirements were met in 2004. Copies of these filings are available on the SEC’s website at SEC.gov or our website at NeedleZap.com.

Item 10. Executive Compensation.

D. Dane Donohue resigned as our president and chief executive officer on September 12, 2005 and our board appointed Donald Sullivan to serve as interim president and CEO. Mr. Sullivan has been E Med’s chief financial officer since November 2004. The table below summarizes Messrs. Sullivan and Donohue’s compensation in 2005. None of our officers or employees has an employment or severance contract or similar agreement with the Company.

	Salary		Share Grants		Other
Donald Sullivan	$43,500	(1)	$65,000	(2)	—
D. Dane Donohue	$45,000	(3)	—		$7,587	(4)

(1)	Accrued in 2005 but not paid.
(2)	On January 15, 2005, E Med issued Mr. Sullivan 500,000 common shares valued at $0.13 a share.
(3)	$15,000 of Mr. Donohue’s salary was paid in 2005; the remainder was accrued but not paid.
(4)	Represents car and insurance expenses.

Director Compensation

Our directors do not receive cash compensation for serving on our board. Although we have no formal equity compensation plan for our board members, in 2005 we issued a total of 2.0 million shares to our board members for their services as officers and directors.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists the stock ownership of all stockholders who beneficially own more that 5% of our stock as well as our executive officers and directors as of March 31, 2006.

Significant Stockholders	Shares	Percentage
D. Dane Donohue 131 Timmerman Road Mansfield, Ohio 44903	2,500,000	7.6%

Robert J. Ochsendorf 794 Morrison Road Columbus, Ohio 43230	3,000,000	9.2%

PR Market Research Company* 16738 Maryann Furnace Road Nashport, Ohio 43830	2,500,000	7.6%

Officers and Directors

Ronald L. Alexander** 794 Morrison Road Columbus, Ohio 43230	759,500	2.3%

Donald Sullivan 794 Morrison Road Columbus, Ohio 43230	500,000	1.5%

All executive officers and directors as a group	1,259,500	3.8%

*	PR Market Research is owned by Kenneth Jackson, our director of research.
**	Mr. Alexander’s wife owns 21,000 of these shares. Mr. Alexander is the sole shareholder of Alexander Funeral Homes, Inc., which owns 68,358 shares, Personal Touch, Inc., which owns 15,000 shares, and Holmes County Memorial Inc., which owns 8,000 shares.

Item 12. Certain Relationships and Related Transactions.

Lease with Ochsendorf Company

We have an informal lease arrangement with E.R. Ochsendorf Company, a company owned by Robert J. Ochsendorf, our former chief executive and director, to pay $1,800 per month, or $21,600 a year, for office and warehouse space in Columbus, Ohio. We have paid only a portion of the rent to date, and accrued the remainder. In 2004 we paid $7,200 in rent. In 2005 we didn’t make any rent payments for our Columbus facility and had $27,000 in accrued rent as of December 31, 2005. The Oschendorf Company stopped charging us rent for our space in Columbus in August 2005. The lease is month to month and is not covered by a written agreement.

Supply Arrangement with Ochsendorf Company

Mr. Ochsendorf’s company also provides us with supplies, boxes, labels and shipping services. E.R. Ochsendorf Company billed us $835 in 2005 and $10,382 in 2004 for these services.

Royalty Agreements with Officers

We have agreed to pay a royalty of $1.00 for every NeedleZap® unit sold which will be divided amongst D. Dane Donohue, our former chief executive officer and director, Mr. Ochsendorf, and our director of research and development. They have agreed to temporarily waive this fee until E Med is profitable.

Loans from Employees and Directors

In 2003, our director of research purchased an existing $215,585 loan to E Med from another of our employees and advanced additional funds bringing total funds advanced to $320,585. In the first half of 2004, we repaid a portion of this loan, reducing the outstanding balance to $266,484 at June 30, 2004. We repaid this loan in full as of June 30, 2004 by the issuance of 794,415 unregistered shares of our common stock to the note holder.

Ronald L. Alexander loaned us $101,000 in 2005 and $25,000 in 2004. The loan does not bear interest and is not represented by a note. Mr. Alexander joined our board of directors in July 2005.

PR Market Research

PR Market Research Company is owned by Kenneth Jackson, our director of research, and is a significant shareholder. The company is an FDA approved vendor and supplies E Med with the majority of its component parts used in the manufacture of NeedleZap® units. It also furnishes packaging materials and other manufacturing supplies and has from time to time paid operating expenses for us. PR Market Research did not bill us anything in 2005 and billed us $226,633 in 2004.

Representation by Perez & Morris

In 2004, we engaged Perez & Morris LLC to represent us in an action against TransGlobal Medical. Perez & Morris is a Columbus, Ohio-based law firm co-founded by Juan J. Perez, a former member of our board of directors. This engagement was accepted for a fixed fee consisting of 250,000 shares of our common stock, plus expenses, which management believes is comparable to normal charges in the industry for similar services.

Item 13. Exhibits.

2.1	Agreement and Plan of Merger dated April 2, 2003 by and among Micro-Economics, Inc., E Med Sub, Inc. and E Med Future, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 11, 2003 (Reg. No. 033-55254))

2.2	Agreement and Plan of Acquisition by and between Medical Safety Technologies, Inc., UTEK Corporation and E Med Future, Inc. dated December 20, 2003 (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 14, 2004 (Reg. No. 033-55254))

3(i)(1)	Articles of Incorporation of the Company (Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on December 2, 1992 (Reg. No. 033-55254))

3(i)(2)	Certificate of Amendment to Articles of Incorporation of the Company filed with the Nevada Secretary of State on January 29, 2003 (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB dated March 31, 2003 as filed with the Securities and Exchange Commission on May 22, 2003 (Reg. No. 033-55254))

3(i)(3)	Certificate of Amendment to Articles of Incorporation of the Company filed with the Nevada Secretary of State on April 4, 2003 (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB dated March 31, 2003 as filed with the Securities and Exchange Commission on May 22, 2003 (Reg. No. 033-55254))

3(ii)(1)	Bylaws of the Company (Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on December 2, 1992 (Reg. No. 033-55254))

3(ii)(2)	Amendment No. 1 to the Bylaws of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 (Reg. No. 033-55254))

4.1	Form of Consulting and Subscription Agreement (Incorporated by reference to the Company’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on May 12, 2003 (Reg. No. 333-105151))

10.1	2004 Stock Option Plan of the Company (Incorporated by reference to the Company’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on December 22, 2004 (Reg. No. 333-121529))

10.2	License and Distribution Agreement among the Company and ITDevelopment Solutions, Inc. dated September 16, 2004 (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 20, 2004 (Reg. No. 033-55254))

14	Code of Conduct and Ethics of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 (Reg. No. 033-55254))

31	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed with this annual report

Item 14. Principal Accountant Fees and Services.

The following table lists the aggregate fees billed for professional audit services provided to us by Meyler & Company, LLC, our principal accountants, for the audit of our 2005 and 2004 annual financial statements and for other services rendered.

	2005	2004
Audit fees	$15,000	$20,000
Audit related fees	10,500	10,500
Tax fees	—	—
All other fees	—	—

Total	$25,500	$30,500

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

E MED FUTURE, INC.

Date: May 16, 2006	/s/ Donald Sullivan
Donald Sullivan, Chief Financial Officer and interim Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of E Med Future, Inc. and in the capacities and on the dates indicated.

Date: May 16, 2006	/s/ Ronald L. Alexander
Ronald L. Alexander, Director

Date: May 16, 2006	/s/ Donald Sullivan
Donald Sullivan, Chief Financial Officer, interim Chief Executive Officer and Director

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

MEYLER & COMPANY, LLC

ONE ARIN PARK

1715 HIGHWAY 35

MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors

E Med Future, Inc. and Subsidiary

Columbus, Ohio

We have audited the accompanying consolidated balance sheets of E Med Future, Inc. and Subsidiary (a Development Stage Company) as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of E Med Future, Inc. and Subsidiary as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the consolidated financial statements, the Company incurred net losses of $2,098,163 and $1,117,556 for the years ended December 31, 2005 and 2004, respectively, and has a negative working capital of $514,088 and Stockholders’ Deficit of $1,167,942 at December 31, 2005. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Meyler & Company, LLC

Middletown, NJ

May 10, 2006

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash		$2,810
Accounts receivable, net of allowance for doubtful accounts of $0 and $67,744 in 2005 and 2004, respectively	$16,410	2,511
Inventory	105,128	488,153
Prepaid expenses	8,400	17,713
Current portion of prepaid compensation		440,000

Total Current Assets	129,938	951,187

PREPAID CONSULTING COMPENSATION		311,667
EQUIPMENT, net of accumulated depreciation of $9,578 and $60,932, in 2005 and 2004, respectively	21,426	167,787
PATENTS AND LICENSES
Patents, net of accumulated amortization of $46,772 in 2004		140,316

	$151,364	$1,570,957

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdraft	$365
Notes payable to bank	149,098	$141,098
Current portion of note payable	1,828	1,828
Notes payable to related party	2,000	25,000
Accounts payable	242,932	206,611
Accounts payable to related party	57,108	25,376
Accrued expenses	190,695	55,523
Customer deposits		100,000

Total Current Liabilities	644,026	555,436

LONG-TERM DEBT
Note payable, less current portion	1,280	2,700
Notes payable to related party	126,000
Convertible promissory note payable	548,000	548,000

Total Long-Term Liabilities	675,280	550,700

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock $0.001 par value, 50,000,000 authorized, 32,763,415 and 29,183,415 issued and outstanding at December 31, 2005 and 2004, respectively	32,763	29,183
Paid-in-capital	3,263,887	2,802,067
Deficit accumulated during development stage	(4,464,592)	(2,366,429)

Total Stockholders’ Equity (Deficit)	(1,167,942)	464,821

Total Liabilities and Stockholders’ Equity (Deficit)	$151,364	$1,570,957

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,		Period March 14, 2000 (Inception) to December 31, 2005
	2005	2004
NET SALES	$120,509	$118,507	$920,501

COSTS AND EXPENSES:
Cost of goods sold	189,171	175,372	730,401
Selling, general and administrative	241,376	526,269	1,635,088
Loss due to inventory obsolescence	225,110		225,110
Impairment of long lived assets	251,344		251,344
Research and development	6,114	550	15,547
Consulting expense	1,217,067	287,333	2,109,400
Impairment of goodwill		188,500	188,500
Depreciation and amortization	35,333	32,821	143,038

Total Costs and Expenses	2,165,515	1,210,845	5,298,428

NET OPERATING LOSS	(2,045,006)	(1,092,338)	(4,377,927)

OTHER INCOME (EXPENSE)
Interest and other income			23
Interest expense	(53,157)	(25,218)	(86,688)

Total Other Expenses	(53,157)	(25,218)	(86,665)

NET LOSS	$(2,098,163)	$(1,117,556)	$(4,464,592)

NET LOSS PER COMMON SHARE (Basic and diluted)	$(0.06)	$(0.04)	$(0.74)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	32,635,908	26,873,019	6,043,077

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,		Period March 14, 2000 (Inception) to December 31, 2005
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,098,163)	$(1,117,556)	$(4,464,592)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	35,333	32,821	143,038
Consulting expense	1,217,067	287,333	2,109,400
Research and development costs			8,808
Start-up costs			19,177
Amortization of prepaid expense	9,313	14,025	39,913
Loss on inventory obsolescence	225,110		225,110
Impairment of long lived assets	251,344		251,344
Impairment of goodwill		188,500	188,500
Changes in operating assets and liabilities:
Accounts receivable	(13,899)	97,051	(16,410)
Inventory	157,915	(175,885)	(179,223)
Prepaid expenses and compensation		(17,712)	(17,712)
Accounts payable	36,321	(44,312)	242,929
Accounts payable to related party	31,732	(41,600)	57,108
Accrued expenses	135,172	11,693	190,695
Customer deposits	(100,000)	100,000

Net Cash Used in Operating Activities	(112,755)	(665,642)	(1,201,915)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment		(59,418)	(94,806)

Net Cash Used in Investing Activities		(59,418)	(94,806)

CASH FLOWS FROM FINANCING ACTIVITIES
Initial capitalization			1,666
Cash acquired in acquisition			200,000
Notes payable	6,580	4,528	152,206
Notes payable to related party	103,000	(29,101)	394,484
Convertible promissory note payable		548,000	548,000

Net Cash Provided by Financing Activities	109,580	523,427	1,296,356

DECREASE IN CASH	(3,175)	(201,633)	(365)
CASH, BEGINNING OF YEAR	2,810	204,443

CASH (OVERDRAFT), END OF YEAR	$(365)	$2,810	$(365)

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Years Ended December 31,		Period March 14, 2000 (Inception) to December 31, 2005
	2005	2004
Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,008	$25,218	$34,539

Supplemental Schedule of Non-Cash Investing and Financing Activities:
NeedleZap Partnership Contribution of Assets to Company
Inventory			$151,015
Equipment			133,912
Patent			189,089
Issuance of common stock for consulting services and compensation	1,217,067	1,039,000	2,256,067
Loss on inventory obsolescence	225,110		225,110
Impairment of long lived assets	251,344		251,344
Issuance of 1,250,000 shares valued at $0.3108 per share to acquire MSTI and allocation of purchase price to license			188,500
Issuance of common stock in payment of loan		266,484	266,484

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period March 14, 1990 (Inception) to December 31, 2005

	Common Shares	Common Stock	Paid in Capital	Accumulated Deficit	Total
Inception, March 14, 1990 to December 31, 2000	1,000,000	$1,000	$666	$(1,666)
Net loss for the year ended December 31, 2001				(81,917)	$(81,917)

Balance December 31, 2001	1,000,000	1,000	666	(83,583)	(81,917)
Net loss for the year ended December 31, 2002				(298,709)	(298,709)

Balance December 31, 2002	1,000,000	1,000	666	(382,292)	(380,626)

Issuance of common shares for preferred stock in reverse merger	19,850,000	19,850	485,150		505,000
Issuance to consultants for services rendered @ $0.15 per share	4,000,000	4,000	596,000		600,000
Issuance for Strategic Alliance Agreement @ $0.90 per share	34,000	34	30,566		30,600
Issuance of shares for acquisition of MSTI @ $0.3108 per share	1,250,000	1,250	387,250		388,500
Net loss for the year ended December 31, 2003				(866,581)	(866,581)

Balance December 31, 2003	26,134,000	26,134	1,499,632	(1,248,873)	276,893

June 30, 2004 issuance of shares @$0.3566 per share in payment of loan	749,415	749	265,735		266,484
September 16, 2004 issuance of shares @$0.44 per share for consulting agreement	2,000,000	2,000	878,000		880,000
November 5, 2004 issuance of shares @$0.53 per share for consulting services	300,000	300	158,700		159,000
Net loss for the year ended December 31, 2004				(1,117,556)	(1,117,556)

Balance December 31, 2004	29,183,415	29,183	2,802,067	(2,366,429)	464,821

January 15, 2005 issuance of 3,580,000 shares @ $0.13 per share for consulting services and employee and director compensation	3,580,000	3,580	461,820		465,400
Net loss for the year ended December 31, 2005				(2,098,163)	(2,098,163)

Balance December 31, 2005	32,763,415	$32,763	$3,263,887	$(4,464,592)	$(1,167,942)

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE A - BUSINESS

The Company and Nature of Business

E Med Future, Inc. and Subsidiary (the “Company”), a development stage enterprise, was organized under the laws of Delaware on August 25, 2000. The Company plans to manufacture and sell a device that can disable a hypodermic needle trademarked under the name “NeedleZap.”

Reverse Merger

In April 2004, Micro-Economics, Inc., (“Micro”), a Nevada corporation, acquired all of the Company’s outstanding convertible preferred stock by the issuance of 19,850,000 shares of $0.001 par value common stock (the “Merger”). Simultaneously, Micro-Economics, Inc. changed its name to E Med Future, Inc. In connection with the Merger, the Company became a wholly owned subsidiary of Micro and the Company’s officers and directors replaced Micro’s officers and directors. Prior to the Merger, Micro was a non-operating “shell” corporation. Pursuant to Securities and Exchange Commission rules, the merger of a private operating company (E Med Future, Inc.) into a non-operating public shell corporation with nominal net assets (Micro) is considered a capital transaction. Accordingly, for accounting purposes, the merger has been treated as an acquisition of Micro by the Company and a recapitalization of the Company. The historical financial statements prior to December 31, 2003 are those of the Company.

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

Fair Values of Financial Instruments

The Company uses financial instruments in the normal course of business. The carrying values of cash, accounts receivable, inventory, bank overdrafts, accounts payable, accrued expenses, and customer deposits approximate their fair value due to the short-term maturities of these assets and liabilities. The carrying values of notes payable and convertible promissory note payable approximate their fair value based upon management’s estimates using the best available information.

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2005 and 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Revenues are recorded at the time of shipment of merchandise to customers, which is the time that the price is fixed, title has been transferred, collection of the resulting receivable is reasonably assured and the Company has no significant obligations remaining to be performed. Certain goods are shipped to retailers on a consignment basis under which title and risk of ownership are not transferred to the retailer. Accordingly, sales are not recorded until a retail customer has purchased the goods from these retailers.

Net Loss Per Common Share

The Company computes per share amounts in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” SFAS No. 128 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods.

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

Advertising Costs

Advertising costs are expensed in the period incurred. Total advertising expense amounted to $2,093 and $47,447 for the years ended December 31, 2005 and 2004, respectively, and are included in Selling, General and Administrative Expenses.

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2005 and 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires employee compensation expense to be recorded (1) using the fair value method or (2) using the intrinsic value method as prescribed by accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the fair value method. The Company accounts for employee stock based compensation in accordance with the provisions of APB 25. For non-employee options and warrants, the Company uses the fair value method as prescribed in SFAS 123.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeded the fair value of the assets.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs.” SFAS 151 amends the guidance in APB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criteria of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material effect on the Company’s financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Non-monetary Assets.” SFAS 153 amends the guidance in APB No. 29, “Accounting for Non-monetary Assets.” APB No. 29 was based on the principle that exchanges of non-monetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material effect on the Company’s financial position or results of operations.

In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 (“SFAS 123(R)”), “Accounting for Stock-Based Compensation.” The SFAS 123(R) revision established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2005 and 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees. For public entities that file as small business issuers, the revisions to SFAS 123(R) are effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of SFAS 123(R) is not expected to have a material effect on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS no. 154, “Accounting Changes and Error Corrections (“SFAS No. 154”) which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of ABP Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires “retrospective application” of the direct effect for a voluntary change in accounting principle to prior periods’ financial statements, if it is practical to do so. SFAS No. 154 also strictly defines the term “restatement” to mean the correction of an error revising previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and are required to be adopted by the Company in the first quarter of fiscal year 2006. Although we will continue to evaluate the application of SFAS No. 154, management does not anticipate that adoption will have a material impact on our results of operations, financial position or cash flows.

NOTE C - GOING CONCERN

As indicated in the accompanying financial statements, the Company incurred net losses of $2,098,163 and $1,117,556 for the years ended December 31, 2005 and 2004, respectively, and has a negative working capital of $514,088 and Stockholders’ Deficit of $1,167,942 at December 31, 2005, and is considered a company in the development stage. Management’s plans include the raising of capital through short term financing to fund future operations and the generating of revenue through its business. Failure to raise capital, keep its products and manufacturing facilities in FDA compliance, and generate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2005 and 2004

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

Allocation of the purchase price was as follows:

Value of 1,250,000 shares of common stock at $0.74 per share	$925,000

Less: Write down of fair market value due to small market “float” and high market volatility of the Company’s stock	536,500

Adjusted purchase price at $0.3108 per share	$388,500

Fair value of net assets allocated as follows:
Cash	$200,000
License	188,500

$388,500

The agreement additionally requires minimum payments and royalties as follows:

(a)	A license fee payment of $13,000 within 30 days of the execution of the agreement,

(b)	3% of net sales of the licensed product,

(c)	50% of all payments received from sublicense fees, and

(d)	Minimum royalties as follows: first year - nothing; second year - $5,000; third year - $7,500; fourth year - $10,000; and fifth and subsequent years $15,000 until the end of the patent life.

In 2004, the Company determined that the license was impaired and accordingly it was written off to operations.

NOTE E - INVENTORY

Inventory consists of the following at December 31, 2005 and 2004:

	2005	2004
Finished units	$105,128	$308,622
Component parts		179,531

	$105,128	$488,153

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2005 and 2004

NOTE E – INVENTORY (CONTINUED)

Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing”, specifies that a departure from the cost basis of pricing inventory is required when the utility of the goods is no longer as great as its cost. The Company utilizes the lower of cost of market method when a departure from cost is required. As required by ARB No. 43, Chapter 4, Management reviewed the utility of the Company’s inventory for the year ended December 31, 2005 and determined that all raw materials inventory and a portion of finished goods inventory were required to be written down to their minimum realizable value. Accordingly, the Company recorded a loss of $225,110 in order to reduce inventory.

NOTE F - EQUIPMENT

Equipment consists of the following at December 31, 2005 and 2004:

	Useful Life	2005	2004
Office equipment	3-5 years	$31,004	$31,004
Tooling and dies	5-7 years		197,715

		31,004	228,719
Less accumulated depreciation		9,578	60,932

		$21,426	$167,787

$22,861 and $20,349 of Depreciation expense is included in Depreciation and amortization on the statement of operations for the years ended December 31, 2005 and 2004, respectively. As noted in Note H, the tooling and dies were determined to be impaired in 2005 and were written off.

NOTE G – PATENTS AND LICENSES

Patents and licenses consist of the following at December 31, 2004:

Patent	$187,088
Less accumulated amortization	(46,772)

140,316

$12,472 of Amortization expense is included in Depreciation and amortization on the statement of operations for the years ended December 31, 2005 and 2004, respectively. As noted in Note H, the patent was determined to be impaired in 2005 and was written off.

NOTE H – IMPAIRMENT OF LONG LIVED ASSETS

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” required the Company to test long lived assets for impairment when conditions arise which indicate that the carrying amount of long lived assets may not be recoverable. As such, the Company tested its long lived assets for impairment based upon the fact that the Company had current-period operating and cash flow losses combined with the Company’s history of operating and cash flow

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2005 and 2004

NOTE H – IMPAIRMENT OF LONG LIVED ASSETS (Continued)

losses. In assessing impairment, the Company considered its patent and the tooling equipment as an asset group as they both relate to the production and sales of Needle Zap units. Based upon the Company’s projections of future cash flows relating to this asset group, the Company determined that this asset group was impaired. The Company thus recorded an impairment loss of $251,344 for the December 31, 2005. This impairment loss consisted of the carrying amount of $123,500 in tooling and dies included within Fixed Assets and the carrying amount of $127,844 relating to the patent.

NOTE I - SHORT TERM BORROWING

The Company has a $150,000 line of credit from a local bank of which $902 was available at December 31, 2005. The loan is secured by the assets of the Corporation and is personally guaranteed by three major shareholders of the Company. The current annual interest rate is 7.75%. The average annual borrowing rate approximated 6.20%. The balance due was $149,098 and $141,098 at December 31, 2005 and 2004, respectively.

NOTE J - ROYALTY AGREEMENT

The Company has a royalty arrangement with NeedleZap General Partnership. The agreement requires a $5 royalty on each unit sold up to five million units regardless of how long it takes the Company to sell the units. Additionally, the Company has agreed to pay $1.00 per unit sold to be divided between two officers of the Company and the Director of Research and Development. This fee has been temporarily waived until the Company becomes profitable.

NOTE	K - INCOME TAXES

The Company follows Financial Accounting Statement No. 109 (“SFAS No. 109”). Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements. The principal types of differences, which are measured at the current tax rates, are net operating loss carry forwards. At December 31, 2005, these differences resulted in a deferred tax asset of approximately $629,000. SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Since realization is not assured, the Company has recorded a valuation allowance for the entire deferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at December 31, 2005. The valuation allowance increased by $278,000 and $264,000 in the years ended December 31, 2005 and 2004, respectively.

The Company’s net operating loss carry forwards amounted to approximately $1,967,000 at December 31, 2005 and will expire between 2018 and 2020.

NOTE L - RELATED PARTY TRANSACTIONS

Accounts payable to related party represents amounts payable to a supplier owned by the former President of the Company. Additionally, a company owned by the former President provides warehouse and office space to the Company on a month to month basis at the rate of $1,800 per month. In August of 2005, the company owned by the former President stopped charging the Company rent. The amounts due to the related party at December 31, 2005 and 2004 are $39,217 and $25,376, respectively. The Company also owes $2,153 at December 31, 2005 to a law firm in which a former Director is a partner.

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2005 and 2004

NOTE L - RELATED PARTY TRANSACTIONS (Continued)

Notes payable to Related Party is a note payable to a Director of the Company. This note is non-interest bearing.

During the year ended December 31, 2002, an employee advanced the Company $215,585. The loan carried no interest and had no repayment terms. Had the Company borrowed such funding from a lending institution, the imputed interest would have been approximately $4,696 based on a five percent (5%) interest rate. During the year ended December 31, 2003, the Director of Research purchased this loan for stock of the Company which he held and advanced additional funds bringing the total funds advanced to $320,585. During the six months ended June 30, 2004, the loan accrued interest of $9,399 and the Company made payments against the principal and interest of $63,500. The net loan balance, including interest at June 30, 2004, of $266,484 was converted to 749,415 shares of the Company’s common stock at an average price of $0.356 per share.

During the year ended December 31, 2005, the Company had sales of $42,565 to a Company controlled by the former Director of Research of the Company.

NOTE M - NOTE PAYABLE

During 2004, the Company entered into a note payable to Ford Motor Credit payable in monthly installments of $198 including interest at 13.96%. The note is collateralized by transportation equipment. At December 31, 2005, the balance due was $3,108 of which $1,828 was current.

NOTE N - STOCKHOLDERS’ EQUITY

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

On June 12, 2003, the Company issued 34,000 shares of its common stock for services to be rendered during a 12 month period commencing June 12, 2004, under a Strategic Alliance Agreement with UTEK Corporation (“UTEK”) a publicly held technology transfer company, whereby UTEK will use its best efforts to identify new technologies that could be acquired by the Company. These shares were valued at a price of $0.90 per share.

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

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2005 and 2004

NOTE N - STOCKHOLDERS’ EQUITY (Continued)

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

On January 15, 2005, the Company issued 4,830,000 shares of its common stock, pursuant to a Form S-8 filing at a value of $0.39 per share for consulting services and employee and director compensation. Consulting expense was recorded in the amount of $1,883,700 for these services. In July 2005, the Company hired a qualified valuation consultant to perform a valuation of the company stock. Based on this valuation, the shares of stock were revalued at $0.13 per share and the consulting expense was adjusted to $627,900. 1,250,000 of these shares were returned to the Company. Consulting expense relating to this transaction has therefore been adjusted to $465,400.

NOTE O - CONVERTIBLE PROMISSORY NOTE

On April 1, 2004, the Company entered into a convertible promissory note agreement with an individual to lend the Company up to $750,000 of which $90,000 was in cash for working capital with the balance to be advanced to suppliers for the purchase of inventory. The note bears interest at the rate of 7.5% payable quarterly and is secured by a UCC Financing Agreement covering all of the Company’s assets. The note, at the note holder’s option, can be converted into 1,500,000 shares of the Company’s common stock. Additionally, the Company is obligated to make royalty payments as follows: On the first one million (1,000,000) units produced and sold after March 18, 2004, a payment of $3.00 per unit; on the second one million (1,000,000) units produced and sold, a payment of $2.00 per unit. Maximum aggregate royalty payments will be $5,000,000. Upon the option of the note holder to convert the note to 1,500,000 shares of the Company’s common stock, the lender would own approximately 5.555% of the Company’s issued and outstanding shares. The Company has agreed that, throughout the loan period, the note holder’s ownership interest will not be diluted through the issuance of additional stock warrants, options, convertible securities, preemption or other rights which may dilute the earning potential of the note holder’s shares. At December 31, 2005, the balance due on this note was $548,000. (See also Note S).

NOTE P - LICENSE AND DISTRIBUTION AGREEMENT

On September 6, 2004, the Company entered into a license and distribution agreement with ITDevelopment Solutions, Inc. (“ITD”), granting ITD the exclusive right to manufacture, distribute and sell the NeedleZap unit in Pakistan and the United Arab Emirates. ITD has completed construction of a new high-tech manufacturing facility in Pakistan that it expects will reduce the production cost of NeedleZap by 58%. ITD bears all the new costs of the new facility as part of the arrangements. In connection with the ITD arrangement, the Company entered into a two year consulting agreement with ITD president, Patrick Downs, in which Mr. Downs agreed to perform consulting service as an independent contractor. Pursuant to the term of the agreement, Mr. Downs will render advice and assistance with respect to the development of the Pakistan manufacturing facility and will receive 2,000,000 shares of the Company’s common stock as compensation for his services. The shares were valued at an average price of $0.44 per share of $880,000 and recorded as a prepaid consulting fee to be earned over a two year period.

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2005 and 2004

NOTE P - LICENSE AND DISTRIBUTION AGREEMENT (CONTINUED)

In connection with the license and manufacturing agreement, the Company is to receive 10,000 NeedleZap units without cost, $90,000 in cash within 8 weeks of the execution of the agreement and royalties for each unit sold.

In July 2005, the Company terminated its license and distribution agreement with ITD Development Solutions, Inc. (ITD). The Company has been unable to recover the shares owed by Mr. Downs. The Company has therefore written off the unamortized prepaid consulting balance of $495,000 within Stock Based Compensation in the Statement of Operations.

NOTE Q - LEASE COMMITMENTS

In 2005, the Company entered a lease agreement which expires December 31, 2006. The minimum future lease commitment is $7,200.

Total Rent expense was $13,604 and $24,082 for the years ended December 31, 2005 and 2004. Of these amounts, $13,200 and $21,600 were for rent due the former President of the Company (See Note L).

NOTE R - CONCENTRATION

Approximately 98% of the Company’s sales for the year ended December 31, 2005 were with four distributors. Approximately 37% of the Company sales for the year ended December 31, 2005 were with a Company controlled by the former Director of Marketing of the Company.

NOTE S - INTERNAL CONTROLS AND CORPORATE GOVERNANCE

During the second quarter of 2004, $375,000 was paid to a company controlled by the Company’s Director of Marketing and invalid inventory was recorded with a corresponding increase in the Company’s convertible promissory note. Invalid sales totaling $379,000 were also reported. Similarly in the third quarter, $200,000 was paid to a Company controlled by the Company’s Director of Marketing and was recorded in inventory with an increase in the convertible promissory notes and an additional $312,500 in invalid sales reported. These transactions have been corrected at year end in the accompanying financial statements. The Company restated its previously issued quarterly reports with the Securities and Exchange Commission.

On April 13, 2004, since the funds advanced under the promissory note were not utilized for the purpose intended, the note holder adjusted the note effective December 31, 2004 and agreed to offset the invalid increases in the convertible promissory note against amounts due to the company controlled by the Director of Marketing, reducing this note to $548,000.