Form 10QSB
period 2006-03-31
E MED FUTURE INC
filed 2006-05-25
CIK 894552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

☐	Transition report under Section 13 or 15(d) of the Exchange Act

Commission file number: 33-55254-36

E Med Future, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	87-0485314
(State of incorporation)	(I.R.S. Employer Identification No.)

794 Morrison Road, Suite 911, Columbus, OH 43230

(Address of principal executive offices)

330-674-1363	www.NeedleZap.com
(Issuer’s telephone number)	(Issuer’s website)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 32,763,415 shares of common stock, $0.001 par value per share, as of May 15, 2006.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Our March 31, 2006 unaudited consolidated financial statements follow this quarterly report beginning on page F-1.

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

Looking Ahead

We incurred net losses the last four years while we obtained FDA approval for our NeedleZap® product, applied for patent protection, entered into distribution relationships and test marketed the product. We have not had significant sales volume to date. Although sales were disappointing for 2005, we believe that we have now obtained valuable experience in how to market our products effectively and we anticipate an increase in sales in 2006. To date, sales for the first quarter have been positive and we expect to meet our sales goals for 2006. Of course, we cannot guarantee that sales will increase or that we will be able to attain profitability.

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

Results of Operations

We are a development stage company and did not have full approval to market and sell our products until March 2003. Initial sales in 2003 caused us to be optimistic that our revenues and profits would increase in subsequent years. However, our 2004 and 2005 results did not meet expectations due to lower than anticipated sales by our distributors. Sales in the first quarter of 2006 continue to lag behind our expectations.

Net Sales

We had net sales of $9,343 in the quarter ended March 31, 2006, compared with $12,920 for the same period in 2005, a decrease of $3,577 or 27.7%. This decrease is primarily attributable to sales by our distributors not meeting expectations.

Costs and Expenses

Operating costs and expenses decreased $2,065,222, or 97.9%, to $44,152 in the first quarter of 2006 from $2,109,374 in 2005. Operating costs and expenses for the first quarter of 2006 were reduced due to cost cutting measures instituted by management and no stock based compensation for employees and consultants being paid in 2006 compared to $1,993,700 of stock based compensation expense in 2005. As a percentage of net sales, cost of goods sold decreased to 96.7% in 2006 from 111.9% in 2005 due to reduced warranty related costs in 2006.

Other expenses increased $1,358, or 10.9%, to $13,788 in 2006 from $12,430 in 2005, due to an increase in interest expense resulting from higher interest rates on our interest bearing debt in 2005.

Net Loss

In the first quarter of 2006, our net loss decreased to $48,597 from a net loss of $2,108,884 in 2005 as a result of substantially reduced operating expenses.

Financial Condition and Liquidity

We had available cash on March 31, 2006 of $4,602 compared to an overdraft of $2,782 at March 31, 2005. Cash used in operations decreased 62.3% to $7,477 in the first three months of 2006 from $19,850 in 2005, primarily caused by an increase in accrued expenses and a reduction in inventory and accounts receivable in 2006.

On November 12, 2002, we entered into a credit facility with KeyBank (NA). The facility provides us with a working capital line-of-credit of up to $150,000 and currently bears interest at 8.0%. The credit facility is secured by all of E Med’s assets and must be paid back in full on demand. We presently have drawn $149,098 on the facility.

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

Forward Looking Statements

Some of the statements that we make in this report, including statements about our confidence in E Med’s prospects and strategies and our expectations about E Med’s sales expansion, are forward-looking statements within the meaning of § 21E of the Securities Exchange Act. Some of these forward-looking statements can be identified by words like “believe,” “expect,” “will,” “should,” “intend,” “plan,” or similar terms; others can be determined by context. Statements contained in this report that are not historical facts are forward-looking statements. These statements are necessarily estimates reflecting our best judgment based upon current information, and involve a number of risks and uncertainties. Many factors could affect the accuracy of these forward-looking statements, causing our actual results to differ significantly from those anticipated in these statements. While it is impossible to identify all applicable risks and uncertainties, they include:

•	our ability to execute our business plan;

•	our ability to successfully market and sell our products;

•	our financial resources are limited and we are dependant on increasing sales to generate cash for operations and pay our liabilities as they come due;

•	our ability to gain and retain market share from our competitors, many of whom have greater financial and other resources than we do;

•	the introduction of competing products by other companies;

•	our ability to protect our patents, copyrights and other intellectual property rights;

•	pressure on pricing from our competitors or customers;

•	continued availability of components for our products and stability in the cost of these components;

•	our reliance on subcontractors to manufacture our products;

•	our reliance on independent distributors to market and sell our products;

•	our ability to continue to comply with rules and regulations governing our products; and

•	our ability to comply with SEC regulations and filing requirements applicable to us as a public company and maintain our shares on the Over-the-Counter Bulletin Board.

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

E Med Future, Inc.

794 Morrison Road

Suite 911

Columbus, Ohio 43230

Phone: 330-674-1363

Email: info@NeedleZap.com

Item 3. Controls and Procedures

Donald Sullivan, our chief financial officer and interim president and chief executive officer, has reviewed E Med’s disclosure controls and procedures as of March 31, 2006. Based upon his review, he believes that our disclosure controls and procedures are effective in ensuring that material information related to E Med is communicated to him by others within the company responsible for reporting this information. There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2006 that have materially affected or are reasonably likely to affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are currently involved in a lawsuit with TransGlobal Medical Sales & Services, LLC relating to a distribution and marketing agreement we entered into with TransGlobal in April 2004. Discovery and depositions in the case have been completed and our request for summary judgment was granted in part and denied in part. A trial date has not yet been set. For additional information about the suit, please reference Item 3 of our December 31, 2005 Form 10-KSB that we filed with the SEC on May 16, 2006.

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

E MED FUTURE, INC.

Date: May 25, 2006	/s/ Donald Sullivan
	By	Donald Sullivan, Chief Financial Officer
and interim Chief Executive Officer

E MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$4,602
Accounts receivable	12,120	$16,410
Inventory	102,769	105,128
Prepaid expenses	8,400	8,400

Total Current Assets	127,891	129,938

EQUIPMENT, net of depreciation of $10,355 and $9,578, respectively	20,650	21,426

	$148,541	$151,364

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft		$365
Notes payable to bank	$149,098	149,098
Current portion of long-term debt	1,828	1,828
Notes payable to related party		2,000
Accounts payable	242,932	242,932
Accounts payable to related party	41,369	57,108
Accrued expenses	224,788	190,695

Total Current Liabilities	660,015	644,026

LONG-TERM DEBT
Convertible promissory note payable	548,000	548,000
Notes payable to related party	156,605	126,000
Note payable, less current portion	460	1,280

Total Long-Term Debt	705,065	675,280

STOCKHOLDERS’ DEFICIT
Common stock $0.001 par value, 50,000,000 shares authorized, 32,763,415 issued and outstanding at March 31, 2006 and December 31, 2005, respectively	32,763	32,763
Paid-in-capital	3,263,887	3,263,887
Deficit accumulated during development stage	(4,513,189)	(4,464,592)

	(1,216,539)	(1,167,942)

	$148,541	$151,364

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Period March 14, 1990 (Inception) to March 31, 2006
	2006	2005
	(Unaudited)
NET SALES	$9,343	$12,920	$929,844

COSTS AND EXPENSES
Cost of goods sold	9,032	14,457	739,433
Selling, general and administrative	34,344	202,034	1,669,432
Loss due to inventory obsolescence			225,110
Impairment of long lived assets			251,344
Research and development		350	15,547
Consulting expense-		1,883,700	2,109,400
Impairment of goodwill			188,500
Depreciation and amortization	776	8,833	143,814

Total Costs and Expenses	44,152	2,109,374	5,342,580

NET OPERATING LOSS	(34,809)	(2,096,454)	(4,412,736)

OTHER INCOME (EXPENSE)
Interest and other income			23
Interest expense	(13,788)	(12,430)	(100,476)

Total Other Expenses	(13,788)	(12,430)	(100,453)

NET LOSS	$(48,597)	$(2,108,884)	$(4,513,189)

NET LOSS PER COMMON SHARE - (Basic and diluted)	$(0.06)	$(0.06)	$(0.69)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	32,763,415	33,262,082	6,481,036

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,			Period March 14, 1990 (Inception) to March 31, 2006
	2006	2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,597)		$(2,108,884)	$(4,513,189)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	776		8,833	143,814
Consulting expense			1,883,700	2,109,400
Loss on inventory obsolescence				225,100
Impairment of long lived assets				251,344
Research and development costs				8,808
Start-up costs				19,177
Amortization of prepaid expense				39,913
Amortization of prepaid compensation			110,000
Impairment of goodwill				188,500
Changes in operating assets and liabilities:
Accounts receivable	4,290		(2,020)	(12,120)
Inventory	2,359		4,510	(176,864)
Prepaid expenses			9,313	(17,712)
Accounts payable			71,744	242,929
Accounts payable to related party	(15,739)		(25,376)	41,369
Accrued expenses	34,093		28,330	224,798

Net Cash Used in Operating Activities	(22,818)		(19,850)	(1,224,733)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment				(94,806)

Net Cash Used in Investing Activities				(94,806)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft			2,782
Initial capitalization				1,666
Cash acquired in acquisition				200,000
Notes payable to bank			8,000
Notes payable	(820)		(592)	151,386
Convertible promissory note payable				548,000
Notes payable to related party	28,605		6,850	423,089

Net Cash Provided by Financing Activities	27,785		17,040	1,324,141

NET INCREASE (DECREASE) IN CASH	4,967		(2,810)	4,602
CASH (OVERDRAFT) BEGINNING OF YEAR	(365)		2,810

CASH END OF PERIOD	$4,602	$		$4,602

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (CONTINUED)

	Three Months Ended March 31,		Period March 14, 1990 (Inception) to March 31, 2006
	2006	2005
	(Unaudited)
Supplemental Disclosure of Cash Flows Information:
Interest paid		$1,738	$34,539

Supplemental Schedule of Non-Cash Operating and Financing Activities:
NeedleZap Partnership Contribution of Assets to Company
Inventory			151,015
Equipment			133,912
Patent			187,089
Issuance of common stock for consulting services		1,883,700	2,256,067
Loss on inventory obsolescence			225,100
Impairment of long lived assets			251,344
Issuance of 1,250,000 shares valued at $0.3108 per share to acquire MSTI and allocation of purchase price to license			188,500
Issuance of common stock in payment of loan			266,484

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the E Med Future, Inc., formerly Micro-Economics, Inc., annual report on Form 10-KSB for the year ended December 31, 2005.

NOTE B - GOING CONCERN

As indicated in the accompanying financial statements, the Company incurred a net loss of $48,597 for the quarter ended March 31, 2006, and has a negative working capital of $532,124 and Stockholders’ Deficit of $1,216,539 at March 31, 2006, and is considered a company in the development stage. Management’s plans include the raising of capital through short term financing to fund future operations and the generating of revenue through its business. Failure to raise capital, keep its products and manufacturing facilities in FDA compliance, and generate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C - CONCENTRATION

Approximately 50% of the Company’s sales for the three months ended March 31, 2006 were with one customer. The remaining 50% were with two individual customers.