Form 10QSB
period 2006-06-30
E MED FUTURE INC
filed 2006-08-14
CIK 894552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 42,513,415 shares of common stock, $0.001 par value per share, as of August 1, 2006.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Our June 30, 2006 unaudited consolidated financial statements follow this quarterly report beginning on page F-1.

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

Our Products

Our primary product is NeedleZap®, a revolutionary safety device intended to help reduce accidental needlestick injuries by disintegrating the sharp portion of a hypodermic needle. When a hypodermic needle is inserted into the unit, the patented electrode system disintegrates the needle in approximately two seconds at 2200° F. We are currently exploring improvements to the NeedleZap® to make it more user-friendly.

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

Looking Ahead

We incurred net losses the last four years while we obtained FDA approval for our NeedleZap® product, applied for patent protection, entered into distribution relationships and test marketed the product. We have not had significant sales volume to date. Although sales were disappointing for 2005, we believe that we have now obtained valuable experience in how to market our products effectively and we anticipate an increase in sales in 2006. To date, sales for the first half of the year have exceeded our sales for the same period in 2005 and we expect to meet our sales goals for 2006. Of course, we cannot guarantee that sales will increase or that we will be able to attain profitability.

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

Results of Operations

We are a development stage company and did not have full approval to market and sell our products until March 2003. Initial sales in 2003 caused us to be optimistic that our revenues and profits would increase in subsequent years. However, our 2004 and 2005 results did not meet expectations due to lower than anticipated sales by our distributors. Sales in the first half of 2006 continue to lag behind our expectations.

Second Quarter of 2006 Compared to 2005

Net Sales

We had net sales of $25,962 in the quarter ended June 30, 2006, compared with $6,610 for the same period in 2005, an increase of $19,352 or 292.8%. This increase is primarily attributable to increased sales by our distributors, although we did not meet our sales goals for the quarter.

Costs and Expenses

Operating costs and expenses decreased $93,650, or 50.4%, to $92,092 in the second quarter of 2006 from $185,742 in 2005. Operating costs and expenses for the second quarter of 2006 were reduced due to cost cutting measures instituted by management. As a percentage of net sales, cost of goods sold increased to 49.7% in 2006 from 38.4% in 2005 due to increased warranty related costs in the second quarter of 2006.

Other expenses increased $1,383, or 10.9%, to 14,071 in 2006 from $12,688 in 2005, due to an increase in interest expense resulting from higher interest rates on our interest bearing debt in 2006.

Net Loss

In the second quarter of 2006, our net loss decreased to $80,201 from a net loss of $191,820 in 2005 as a result of substantially reduced operating expenses and increased sales compared to 2005.

First Six Months of 2006 Compared to 2005

Net Sales

We had net sales of $35,304 in the six months ended June 30, 2006, compared with $19,530 for the same period in 2005, an increase of $15,774 or 80.8%. This increase is primarily attributable to higher sales by our distributors, although we have still not met our sales goals.

Costs and Expenses

Operating costs and expenses decreased $903,006, or 86.9%, to $136,310 in the first six months of 2006 from $1,039,316 in 2005. Operating costs and expenses for the first six months of 2006 were reduced due to cost cutting measures instituted by management and only $37,500 of stock based compensation for employees and consultants being paid in 2006 compared to $627,900 of stock based compensation expense in the same period of 2005. As a percentage of net sales, cost of goods sold decreased to 62.1% in the first half of 2006 from 87.0% in 2005 due to reduced warranty related costs in 2006.

Other expenses increased $2,741, or 10.9%, to $27,859 in 2006 from $25,118 in 2005, due to an increase in interest expense resulting from higher interest rates on our interest bearing debt in 2006.

Net Loss

In the first six months of 2006, our net loss decreased to $128,865 from a net loss of $1,044,904 in 2005 as a result of a substantial decrease in stock based compensation and cost cutting measures instituted by management.

Financial Condition and Liquidity

We had available cash on June 30, 2006 of $82,614 compared to an overdraft of $2,417 at June 30, 2005. In the first six months of 2006 cash was provided from operations in the amount of $13,654 compared to cash used in operations of $26,660 in 2005.

On November 12, 2002, we entered into a credit facility with KeyBank (NA). The facility provides us with a working capital line-of-credit of up to $150,000 and currently bears interest at 9.25%. The credit facility is secured by all of E Med’s assets and must be paid back in full on demand. We presently have drawn $149,098 on the facility.

On April 1, 2004, we entered into a loan agreement with a private investor in the amount of $750,000. The convertible promissory note bears interest at 7.5% payable quarterly with the principal due in five years and is secured by all of our assets. The note is convertible at the holder’s option into 1.5 million shares of our unregistered common stock, subject to adjustment for dilutive issuances. In connection with the loan, we also agreed to pay the lender a $3.00 royalty on each of the first 1.0 million and $2.00 on the second 1.0 million NeedleZap® units sold, with maximum total royalty payments of $5.0 million. The loan agreement was amended effective December 31, 2004 to reduce the loan amount to $548,000. Payment of interest and royalties was deferred until January 1, 2006, provided we provide monthly sales reports to the lender when due. In addition, if we arrange an increase in bank financing, the lender agreed to subordinate its security interests to the secured interests of the banking institution up to a maximum of $500,000. We have not paid royalties to the lender and are currently in default under the loan. Please turn to “Legal Proceedings” on page 7 for more information.

From September 2004 to June 2006, Ronald L. Alexander, one of our directors, loaned E Med a total of $136,120. On June 15, 2006, we issued Mr. Alexander 3.5 million unregistered shares in partial satisfaction of this loan. On June 28, 2006, a private investor purchased 1.5 million shares of our unregistered shares for $45,000, or $0.03 a share. On June 15, 2006, we issued 3.5 million unregistered shares to Donald Sullivan, our CFO, interim CEO and a director, for payment of accrued wages from January 1, 2005 through May 31, 2006.

Our primary need for capital is to fund operations and the development of new products. More recently we have been forced to expend significant funds to defend the company from the actions of Kenneth A. Jackson. Please turn to “Legal Proceedings” on Page 7 and “Other Information” on Page 8 for additional information. Historically, our capital requirements have been met by a combination of loans from stockholders and other investors, our line of credit with Key Bank, and funds from operations. Although sales continue to be disappointing, we believe increased sales may eventually meet our capital needs in the long-term. However, current sales are not adequate to meet our cash needs, and without additional loans or equity in fusions we will not be able to continue our operations.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Forward Looking Statements

Some of the statements that we make in this report, including statements about our confidence in E Med’s prospects and strategies and our expectations about E Med’s sales expansion, are forward-looking statements within the meaning of § 21E of the Securities Exchange Act. Some of these forward-looking statements can be identified by words like “believe,” “expect,” “will,” “should,” “intend,” “plan,” or similar terms; others can be determined by context. Statements contained in this report that are not historical facts are forward-looking statements. These statements are necessarily estimates reflecting our best judgment based upon current information, and involve a number of risks and uncertainties. Many factors could affect the accuracy of these forward-looking statements, causing our actual results to differ significantly from those anticipated in these statements. While it is impossible to identify all applicable risks and uncertainties, they include:

•	our ability to execute our business plan;

•	our ability to successfully market and sell our products;

•	our ability to defend ourselves in currently pending lawsuits;

•	our financial resources are limited and we are dependant on increasing sales to generate cash for operations and pay our liabilities as they come due;

•	our ability to gain and retain market share from our competitors, many of whom have greater financial and other resources than we do;

•	the introduction of competing products by other companies;

•	our ability to protect our patents, copyrights and other intellectual property rights;

•	pressure on pricing from our competitors or customers;

•	continued availability of components for our products and stability in the cost of these components;

•	our reliance on subcontractors to manufacture our products;

•	our reliance on independent distributors to market and sell our products;

•	our ability to continue to comply with rules and regulations governing our products;

•	the outcome of a pending SEC information inquiry relating to the Company; and

•	our ability to comply with SEC regulations and filing requirements applicable to us as a public company and maintain our shares on the Over-the-Counter Bulletin Board.

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

E Med Future, Inc.

794 Morrison Road, Suite 911

Columbus, Ohio 43230

Phone: 330-674-1363

Email: info@NeedleZap.com

Item 3. Controls and Procedures

Donald Sullivan, our chief financial officer and interim president and chief executive officer, has reviewed E Med’s disclosure controls and procedures as of June 30, 2006. Based upon his review, he believes that our disclosure controls and procedures are effective in ensuring that material information related to E Med is communicated to him by others within the company responsible for reporting this information. There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2006 that have materially affected or are reasonably likely to affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are currently involved in a lawsuit with TransGlobal Medical Sales & Services, LLC relating to a distribution and marketing agreement we entered into with TransGlobal in April 2004. Discovery and depositions in the case have been completed and our request for summary judgment was granted in part and denied in part. The case is set for trial on November 6, 2006. For additional information about the suit, please reference Item 3 of our December 31, 2005 Form 10-KSB that we filed with the SEC on May 16, 2006.

On July 31, 2006, Safe Medical Solutions (“Safe Med”) filed a suit against E Med titled Safe Medical Solutions, LLC v. E Med Future, Inc. in the Common Pleas Court of Franklin County, Ohio (Case No. 06 CV 009757). The suit names E Med, Donald Sullivan, our CFO and interim CEO, Curtis Sheely, a former employee of Safe Med currently employed by E Med, and Daniel Clevenger as defendants. Safe Med is owned by Kenneth A. Jackson, our former director of research. Safe Med claimed that E Med was interfering with its business by contacting its customers. It claimed damages and sought an immediate temporary restraining order, which was not issued. Instead, the court set a preliminary hearing date of August 14. We do not believe Safe Med’s claims against E Med have any merit. For additional background to this case please see “Other Information” below.

On August 6, 2006, Complete Investment Management (“CIM”) filed an action against E Med and Kenneth A. Jackson titled Complete Investment, Ltd. v. E Med Future, Inc. and Kenneth A. Jackson d/b/a PR Market Research in the Common Pleas Court of Franklin County, Ohio (Case No. 06 CVH08 10019). CIM is seeking the appointment of a receiver and the repayment of a loan made by CIM to E Med in the amount of $548,000. At an August 4 hearing the judge declined to appoint a receiver for E Med. CIM did obtain a judgment against Jackson for $381,339 plus interest. E Med acknowledges that it is in default in its payment to CIM and hopes to arrive at a mutually agreeable settlement with CIM.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 28, 2006, we issued 1.5 million shares of our unregistered common stock to a private investor for $45,000, or $0.03 a share. We believe the issuance to be exempt from registration under § 4(2) of the Securities Act and Rule 506 adopted under the Securities Act.

Item 3. Defaults Upon Senior Securities

Complete Investment Management has loaned E Med a total of $548,000. E Med is in default of its payment obligations and CIM has instituted suit in connection with this loan. For more information, please see “Legal Proceedings” above.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

On June 26, 2006, we terminated our distribution arrangements with Safe Medical Solutions, LLC, PR Market Research and Kenneth A. Jackson (“Jackson”), our former director of research and the owner of those two companies. We had been disappointed with Jackson and Safe Medical Solutions’ sales performance and determined that it was in E Med’s best interest to terminate Jackson’s distribution arrangement for our NeedleZap® product. Because Jackson and his companies are significant distributors, accounting for approximately 70% of our sales during the last twelve months, we filed a Form 8-K with the Securities and Exchange Commission on June 29, 2006 reporting Jackson’s termination. In the same 8-K, we also reported that we had issued shares of stock to our directors in satisfaction of amounts loaned to the company and accrued but unpaid salary.

Late in the day on June 29, we received an email from Jackson with a letter attached dated June 28, 2006. In this letter Jackson claims that our board of directors was improperly appointed and has no authority to terminate his distribution arrangement. He further states that he holds proxies for nine million shares of E Med and demands that a shareholder meeting be held to elect a new board of directors. However, Jackson has never filed a report with the SEC indicating he owns a significant number of shares or that he is soliciting proxies, as required by applicable securities laws. Jackson sent a copy of this letter to the SEC’s division of enforcement, claiming that our 8-K was misleading and requesting that the SEC “block” the issuance of shares to our board members.

In this letter, Jackson claims that he has unilaterally filed with the U.S. Patent and Trademark Office (the PTO) to transfer E Med’s NeedleZap® patent to him personally. Jackson, along with two former E Med officers, transferred the patent to E Med on July 9, 2001. Although the assignment was not originally filed with the PTO, we have now corrected that oversight. In consideration of the assignment, we agreed to pay a royalty to Jackson and the two other inventors. This royalty has not been paid since 2001 when, because of the company’s slow sales, the inventors agreed to waive the royalty until the company becomes profitable, as we have previously reported. Now Jackson claims, without making any prior demand for payment, that our “default” on the royalty payment entitles him to take the patent, despite the fact that our written agreement with Jackson gives him no such right. We believe E Med is the clear and undisputed owner of the patent and any efforts on Jackson’s part to obtain the patent would amount to theft of our intellectual property.

Subsequently, Jackson distributed emails to various creditors of E Med soliciting their involvement in an involuntary bankruptcy petition against E Med. To our knowledge, none of our creditors have responded positively to Jackson’s email. In addition, he now claims that we have provided him with defective product and has taken actions to cancel our NeedleZap® trademark. Of course, Jackson has no ownership of our trademark and no right to terminate it.

On July 28, we had our attorney send Jackson a letter enumerating Jackson’s unauthorized and illegal actions and demanding that he and his companies stop these activities immediately. Although Jackson did not respond to our letter, on July 31, one of his companies, Safe Medical Solutions, filed a suit against E Med titled Safe Medical Solutions, LLC v. E Med Future, Inc. in the Common Pleas Court of Franklin County, Ohio. In the suit Jackson did not seek royalties or claim we did not have the authority to terminate him. Instead, he claimed that E Med was interfering with his business by contacting his customers. He claimed damages and sought an immediate temporary restraining order, which was not issued. Instead, the court set a preliminary hearing date of August 14. We do not believe his claims against E Med have any merit.

Jackson’s efforts to interfere with our business are the actions of a disgruntled former consultant who we believe may have significant financial problems. We do not intend to allow him to destroy the company we have worked so hard to build. We intend to vigorously defend ourselves from his suit and pursue our own legal claims against Jackson. However, his actions may have a significant negative impact on our business and financial results until all issues pertaining to Jackson and his related companies have been resolved.

The Securities and Exchange Commission is conducting an informal inquiry into E Med’s stock issuances and related securities matters. We are cooperating fully with the SEC’s inquiry.

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

E MED FUTURE, INC.

Date: August 14, 2006	/s/ Donald Sullivan
	By	Donald Sullivan, Chief Financial Officer
and interim Chief Executive Officer

E MED FUTURE, INC. AND SUBSIDIARY

Formerly Micro-Economics, Inc.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 30, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$82,614
Accounts receivable	7,761	$16,410
Inventory	97,132	105,128
Prepaid expenses	8,400	8,400

Total Current Assets	195,907	129,938

EQUIPMENT, net of accumulated depreciation of $11,126 and $9,578, respectively	24,161	21,426

Total Assets	$220,068	$151,364

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdraft		$365
Notes payable to bank	$149,098	149,098
Current portion of notes payable	1,828	1,828
Notes payable to related party	87,425	2,000
Accounts payable	198,869	242,932
Accounts payable to related party	41,369	57,108
Accrued expenses	192,327	190,695
Customer deposits	75,000

Total Current Liabilities	745,916	644,026

LONG –TERM DEBT
Notes payable, less current portion	460	1,280
Notes payable to related party		126,000
Convertible promissory note payable	548,000	548,000

Total Long-Term Debt	548,460	675,280

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock $0.001 par value, 50,000,000 authorized, 42,513,415 and 32,763,415 issued and outstanding at June 30, 2006 and December 30, 2005, respectively	42,513	32,763
Paid-in Capital	3,476,637	3,263,887
Deficit accumulated during development stage	(4,593,458)	(4,464,592)

Total Stockholders’ Equity (Deficit)	(1,074,308)	(1,167,942)

Total Liabilities and Stockholders’ Equity (Deficit)	$220,068	$151,364

See accompanying notes to consolidated financial statements

E MED FUTURE, INC. AND SUBSIDIARY

Formerly Micro-Economics, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended		Period March 14, 1990 (Inception) to June 30, 2006
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
NET SALES	$25,962	$6,610	$35,304	$19,530	$955,805

COSTS AND EXPENSES
Cost of goods sold	12,892	2,541	21,923	16,998	752,324
Selling, general and administrative	77,228	174,367	111,642	376,401	1,746,731
Loss due to inventory obsolescence					225,110
Impairment of long lived assets					251,344
Research and development	1,200		1,200	350	16,747
Consulting expense				627,900	2,109,400
Impairment of goodwill					188,500
Depreciation and amortization	772	8,834	1,545	17,667	144,583

Total Costs and Expenses	92,092	185,742	136,310	1,039,316	5,434,739

NET OPERATING LOSS	(66,130)	(179,132)	(101,006)	(1,019,786)	(4,478,934)

OTHER INCOME (EXPENSE)
Interest and other income					23
Interest expense	(14,071)	(12,688)	(27,859)	(25,118)	(114,547)

Total Other Income (Expense)	(14,071)	(12,688)	(27,859)	(25,118)	(114,524)

NET LOSS	$(80,201)	$(191,820)	$(128,865)	$(1,044,904)	$(4,593,458)

NET LOSS PER COMMON SHARE (Basic and diluted)	$(0.01)	$(0.01)	$(0.01)	$(0.03)	$(0.66)

WEIGHTED AVERAGE SHARES OUTSTANDING	33,960,637	34,013,415	33,362,026	33,639,824	6,924,176

See accompanying notes to consolidated financial statements

E MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,		Period March 14, 1990 (Inception) to June 30, 2006
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(128,866)	$(1,044,904)	$(4,593,458)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,545	17,667	144,583
Consulting expense	25,500	627,900	2,134,900
Research and development			8,808
Start-up costs			19,177
Amortization of prepaid expenses			39,913
Amortization of prepaid compensation		220,000
Loss on inventory obsolescence			225,110
Impairment of long lived assets			251,344
Impairment of goodwill			188,500
Changes in operating assets and liabilities
Accounts receivable	8,649	(4,249)	(7,761)
Inventory	7,996	1,531	(171,227)
Prepaid expenses		9,313	(17,712)
Accounts payable	(32,063)	65,639	210,866
Accounts payable to related party	(15,739)	11,822	41,369
Accrued expenses	71,632	68,621	262,327
Customer deposits	75,000		75,000

Net cash provided by (used in) operating activities	13,654	(26,660)	(1,188,261)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(4,280)		(99,086)

Net cash used in investing activities	(4,280)		(99,086)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft		2,417
Proceeds from issuance of common stock	45,000		45,000
Initial capitalization			1,666
Cash acquired in acquisition			200,000
Notes payable	(820)	7,408	151,386
Convertible promissory notes payable			548,000
Notes payable to related party	29,425	14,025	423,909

Net cash provided by financing activities	73,605	23,850	1,369,961

NET INCREASE (DECREASE) IN CASH	82,979	(2,810)	82,614

CASH (OVERDRAFT), BEGINNING OF YEAR	(365)	2,810

CASH, END OF PERIOD	$82,614		$82,614

See accompanying notes to consolidated financial statements

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Six Months Ended June 30,		Period March 14, 1990 (Inception) to June 30, 2006
	2006	2005
Supplemental Disclosure of Cash Flow Information:
Interest paid	$14,071	$1,008	$48,610
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Needlezap Partnership Contribution of Assets to Company
Inventory			151,015
Equipment			133,912
Patent			189,089
Issuance of common stock for consulting services and compensation	25,500	1,217,067	2,281,567
Loss on inventory obsolescence			225,110
Impairment of long lived assets			251,344
Issuance of 1,250,000 shares valued at $0.3108 per share to acquire MSTI and allocation of purchase price to license			188,500
Issuance of common stock in payment of loan	70,000	266,484	336,484
Issuance of common stock in payment of accounts payable		12,000	12,000
Issuance of common stock in payment of accrued wages		70,000	70,000

See accompanying notes to consolidated financial statements

E MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the E Med Future, Inc., formerly Micro-Economics, Inc., annual report on Form 10-KSB for the year ended December 31, 2005.

NOTE B - GOING CONCERN

As indicated in the accompanying financial statements, the Company incurred a net loss of $80,201 for the six months ended June 30, 2006, and has a negative working capital of $550,009 and Stockholders’ Deficit of $1,074,308 at June 30, 2006, and is considered a company in the development stage. Management’s plans include the raising of capital through short term financing to fund future operations and the generating of revenue through its business. Failure to raise capital, keep its products and manufacturing facilities in FDA compliance, and generate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C - CONCENTRATION

Approximately 95% of the Company’s sales for the six months ended June 30, 2006 were with one customer.

NOTE D- ISSUANCE OF COMMON STOCK

On June 15, 2006, the Company issued 3,500,000 shares of its common stock to each of Ronald L. Alexander, a director of the Company, and Donald Sullivan, the Chief Financial Officer and Interim Chief Executive Officer and a director of the Company. All shares were issued at a price of $0.02 a share. The shares issued to Mr. Alexander were issued as consideration for amounts advanced by Mr. Alexander to the Company. The Shares issued to Mr. Sullivan were issued as consideration for accrued, unpaid salary.

E MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE D- ISSUANCE OF COMMON STOCK (Continued)

During the three months ended June 30, 2006, the Company issued 400,000 shares at $0.03 a share to settle accounts payable. Additionally, the Company issued a total of 850,000 shares at $0.03 a share for services performed. As such, $25,500 in expense has been recorded within the Selling, general and administrative expenses within the Statement of Operations.

During the three months ended June 30, 2006, the Company received $45,000 in exchange for 1,500,000 shares of common stock. The shares were not authorized or issued until July 2006. The financial statements give effect to the share issuance as if they were issued in the second quarter of 2006.

NOTE E – CONVERTIBLE PROMISSORY NOTE PAYABLE

The Company is in default of the convertible promissory note of $548,000. The note holder has filed an action against the Company seeking the appointment of a receiver and the repayment of the note. The initial claim to appoint a receiver was declined by the court. The Company is in the process of working with the note holder to arrive at a mutually agreeable settlement. Failure to settle this claim may have a significant negative impact on the Company’s financial positions and results of operations.