Form 10QSB
period 2006-09-30
E MED FUTURE INC
filed 2006-11-13
CIK 894552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 42,513,415 shares of common stock, $0.001 par value per share, as of November 1, 2006.

Transitional Small Business Disclosure Format (check one):     Yes  ☐    No  ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Our September 30, 2006 unaudited consolidated financial statements follow this quarterly report beginning on page F-1.

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

Looking Ahead

We incurred net losses the last four years while we obtained FDA approval for our NeedleZap® product, applied for patent protection, entered into distribution relationships and test marketed the product. We have not had significant sales volume to date. Although sales were disappointing for 2005, we believe that we have now obtained valuable experience in how to market our products effectively and we anticipate a slight increase in sales in 2006. However, sales for the first three quarters of the year were less than our sales for the same period in 2005 and we cannot guarantee that sales will increase or that we will be able to attain profitability.

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

Results of Operations

We are a development stage company and did not have full approval to market and sell our products until March 2003. Initial sales in 2003 caused us to be optimistic that our revenues and profits would increase in subsequent years. However, our 2004 and 2005 results did not meet expectations due to lower than anticipated sales by our distributors. Sales in the first three quarters of 2006 continue to lag behind our expectations.

Third Quarter of 2006 Compared to 2005

Net Sales

We had net sales of $16,014 in the quarter ended September 30, 2006, compared with $52,442 for the same period in 2005, a decrease of $36,428 or 69.5%. This decrease is primarily attributable to decreased sales by our distributors due to the termination of our distribution arrangement with Safe Medical Solutions LLC which had accounted for 70% of our total sales and over 90% of our sales in the United States. We are working diligently on our marketing plan for the United States and expect to have it implemented late in the fourth quarter of 2006.

Costs and Expenses

Operating costs and expenses decreased $8,573, or 6.4% in the third quarter of 2006 to $125,962 from $134,535 in 2005. Operating costs and expenses for the third quarter of 2006 were reduced due to cost cutting measures instituted by management which were partially offset by over $40,000 of legal fees incurred in connection with litigation resulting from the termination of our distribution arrangement with Safe Medical Solutions LLC and Kenneth A. Jackson. As a percentage of net sales, cost of goods sold decreased to 58.7% in 2006 from 67.0% in 2005 due to decreased warranty related costs in the third quarter of 2006.

Other expenses increased $1,052, or 8.0%, to $14,175 in 2006 from $13,123 in 2005, due to an increase in interest expense resulting from higher interest rates on our interest bearing debt in 2006.

Net Loss

In the third quarter of 2006, our net loss increased to $116,704 from a net loss of $95,216 in 2005 as a result of substantially increased legal fees in connection with the termination of the distribution arrangement with Safe Medical Solutions.

First Nine Months of 2006 Compared to 2005

Net Sales

We had net sales of $51,318 in the nine months ended September 30, 2006, compared with $71,972 for the same period in 2005, a decrease of $20,654 or 28.7%. This decrease is primarily attributable to lower sales by our distributors and lower export sales.

Costs and Expenses

Operating costs and expenses decreased $913,080, or 77.7%, to $262,272 in the first nine months of 2006 from $1,175,352 in 2005. Operating costs and expenses for the first nine months of 2006 were reduced due to cost cutting measures instituted by management and only $25,500 of stock based compensation for employees and consultants being paid in 2006 compared to $627,900 of stock based compensation expense in the same period of 2005. As a percentage of net sales, cost of goods sold decreased to 61.0% in the first half of 2006 from 72.4% in 2005 due to reduced warranty related costs in 2006.

Other expenses increased $3,793, or 9.9%, to $42,034 in 2006 from $38,241 in 2005, due to an increase in interest expense resulting from higher interest rates on our interest bearing debt in 2006.

Net Loss

In the first nine months of 2006, our net loss decreased to $245,569 from a net loss of $1,141,621 in 2005 as a result of a substantial decrease in stock based compensation and cost cutting measures instituted by management.

Financial Condition and Liquidity

We had available cash on September 30, 2006 of $33,931 compared to $2,278 at September 30, 2005. In the first nine months of 2006 cash used in operations increased 50.0% to $26,309 from $17,540 in 2005.

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

Our primary need for capital is to fund operations and the development of new products. More recently we have been forced to expend significant funds to defend the company from the actions of Kenneth Jackson and Safe Medical Solutions. Please turn to “Legal Proceedings” on Page 7 and “Other Information” on Page 7 for additional information. Historically, our capital requirements have been met by a combination of loans from stockholders and other investors, our line of credit with Key Bank, and funds from operations. Although sales continue to be disappointing, we believe increased sales may eventually meet our capital needs in the long-term. However, current sales are not adequate to meet our cash needs, and without additional loans or equity in fusions we will not be able to continue our operations.

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

E Med Future, Inc.

794 Morrison Road, Suite 911

Columbus, Ohio 43230

Phone: 330-674-1363

Email: info@NeedleZap.com

Item 3. Controls and Procedures

Donald Sullivan, our chief financial officer and interim president and chief executive officer, has reviewed E Med’s disclosure controls and procedures as of September 30, 2006. Based upon his review, he believes that our disclosure controls and procedures are effective in ensuring that material information related to E Med is communicated to him by others within the company responsible for reporting this information. There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2006 that have materially affected or are reasonably likely to affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are currently involved in a lawsuit with TransGlobal Medical Sales & Services, LLC relating to a distribution and marketing agreement we entered into with TransGlobal in April 2004. We have negotiated a settlement with TransGlobal and expect the suit to be dismissed with prejudice. For additional information about the suit, please reference Item 3 of our December 31, 2005 Form 10-KSB that we filed with the SEC on May 16, 2006.

On July 31, 2006, Safe Medical Solutions (“Safe Med”) filed a suit against E Med, Donald Sullivan, our CFO and interim CEO, Curtis Sheely, a former employee of Safe Med currently employed by E Med, and Daniel Clevenger. Safe Med is owned by Kenneth A. Jackson, our former director of research. Safe Med claimed that E Med was interfering with its business by contacting its customers. It claimed damages and sought an immediate temporary restraining order, which was not issued. Discovery in the action is pending. We do not believe Safe Med’s claims against E Med have any merit. For additional background to this case please see “Other Information” below.

On August 6, 2006, Complete Investment Management (“CIM”) filed an action against E Med and Kenneth A. Jackson. CIM sought the appointment of a receiver and the repayment of a loan made by CIM to E Med in the amount of $548,000. At an August 4 hearing the judge declined to appoint a receiver for E Med. CIM did obtain a judgment against Jackson for $381,339 plus interest. E Med acknowledges that it is in default in its payment to CIM and hopes to arrive at a mutually agreeable settlement with CIM.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

On June 26, 2006, we terminated our distribution arrangements with Safe Medical Solutions, LLC, PR Market Research and Kenneth A. Jackson, our former director of research and the owner of those two companies. We had been disappointed with Jackson and Safe Medical Solutions’ sales performance and determined that it was in E Med’s best interest to terminate Jackson’s distribution arrangement for our NeedleZap® product.

In response to his termination, Jackson filed with the U.S. Patent and Trademark Office (the PTO) to transfer E Med’s NeedleZap® patent to him personally. Jackson, along with two former E Med officers, transferred the patent to E Med on July 9, 2001. In consideration of the assignment, we agreed to pay a royalty to Jackson and the two other inventors. This royalty has not been paid since 2001 when, because of the company’s slow sales, the inventors agreed to waive the royalty until the company becomes profitable, as we have previously reported. Now Jackson claims, without making any prior demand for payment, that our “default” on the royalty payment entitles him to take the patent, despite the fact that our written agreement with Jackson gives him no such right. We believe E Med is the clear and undisputed owner of the patent and any efforts on Jackson’s part to obtain the patent would amount to theft of our intellectual property. In addition, Jackson has taken actions to cancel our NeedleZap® trademark. Of course, he has no ownership of our trademark and no right to terminate it.

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

E MED FUTURE, INC.

Date: November 13, 2006	By	/s/ Donald Sullivan
Donald Sullivan, Chief Financial Officer
and interim Chief Executive Officer

E MED FUTURE, INC. AND SUBSIDIARY

Formerly Micro-Economics, Inc.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 30, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$33,931
Accounts receivable	4,682	$16,410
Inventory	95,057	105,128
Prepaid expenses	8,400	8,400

Total Current Assets	142,070	129,938

EQUIPMENT, net of accumulated depreciation of $4,742 and $9,578, respectively	17,660	21,426

Total Assets	$159,730	$151,364

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdraft		$365
Notes payable to bank	$149,098	149,098
Current portion of notes payable	1,484	1,828
Notes payable to related party	72,090	2,000
Accounts payable	231,162	242,932
Accounts payable to related party	41,369	57,108
Accrued expenses	208,058	190,695
Customer deposits	99,480

Total Current Liabilities	802,741	644,026

LONG-TERM DEBT
Notes payable, less current portion		1,280
Notes payable to related party		126,000
Convertible promissory note payable	548,000	548,000

Total Long-Term Debt	548,000	675,280

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock $0.001 par value, 50,000,000 authorized, 42,513,415 and 32,763,415 issued and outstanding at September 30, 2006 and December 30, 2005, respectively	42,513	32,763
Paid-in Capital	3,476,637	3,263,887
Deficit accumulated during development stage	(4,710,161)	(4,464,592)

Total Stockholders’ Deficit	(1,191,011)	(1,167,942)

Total Liabilities and Stockholders’ Equity (Deficit)	$159,730	$151,364

See accompanying notes to consolidated financial statements

E MED FUTURE, INC. AND SUBSIDIARY

Formerly Micro-Economics, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended		Period March 14, 1990 (Inception) to September 30, 2006
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
NET SALES	$16,014	$52,442	$51,318	$71,972	$971,819

COSTS AND EXPENSES
Cost of goods sold	9,406	35,132	31,329	52,130	761,730
Selling, general and administrative	115,784	90,125	201,926	468,026	1,837,014
Loss due to inventory obsolescence					225,110
Impairment of long lived assets					251,344
Research and development		445	1,200	796	16,747
Consulting expense			25,500	627,900	2,134,900
Impairment of goodwill					188,500
Depreciation and amortization	772	8,833	2,317	26,500	145,355

Total Costs and Expenses	125,962	134,535	262,272	1,175,352	5,560,700

NET OPERATING LOSS	(109,948)	(82,093)	(210,954)	(1,103,380)	(4,588,881)

OTHER INCOME (EXPENSE)
Interest and other income	7,419		7,419		7,442
Interest expense	(14,175)	(13,123)	(42,034)	(38,241)	(128,222)

Total Other Income (Expense)	(6,756)	(13,123)	(34,615)	(38,241)	(121,280)

NET LOSS	$(116,704)	$(95,216)	$(245,569)	$(1,141,621)	$(4,710,161)

NET LOSS PER COMMON SHARE (Basic and diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.03)	$(0.63)

WEIGHTED AVERAGE SHARES OUTSTANDING	42,513,415	34,013,415	36,412,489	33,639,824	7,495,160

See accompanying notes to consolidated financial statements

E MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,		Period March 14, 1994 (Inception) to September 30, 2006
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(245,569)	$(1,141,621)	$(4,710,161)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	2,317	26,500	145,355
Consulting expense	25,500	627,900	2,134,900
Research and development	1,200		10,008
Start-up costs			19,177
Amortization of prepaid expenses			39,913
Amortization of prepaid compensation		256,667
Loss on inventory obsolescence			225,110
Impairment of long lived assets			251,344
Impairment of goodwill			188,500
Changes in operating assets and liabilities
Accounts receivable	11,728	(4,399)	(4,682)
Inventory	10,071	33,141	(169,152)
Prepaid expenses		9,313	(17,712)
Accounts payable	230	71,769	243,159
Accounts payable to related party	(15,739)	13,840	41,369
Accrued expenses	84,473	89,350	275,168
Customer deposits	99,480		99,480

Net cash provided by (used in) operating activities	(26,309)	(17,540)	(1,228,224)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(4,280)		(99,086)
Proceeds from sale of equipment	7,419		7,419

Net cash used in investing activities	3,139		(91,667)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft
Proceeds from issuance of common stock	45,000		45,000
Initial capitalization			1,666
Cash acquired in acquisition			200,000
Notes payable	(1,624)	(6,783)	150,582
Convertible promissory notes payable			548,000
Notes payable to related party	14,090	10,225	408,574

Net cash provided by financing activities	57,466	17,008	1,353,822

NET INCREASE (DECREASE) IN CASH	34,296	(532)	33,931

CASH (OVERDRAFT), BEGINNING OF YEAR	(365)	2,810

CASH, END OF PERIOD	$33,931	$2,278	$33,931

See accompanying notes to consolidated financial statements

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Nine Months Ended September 30,		Period March 14, 1994 (Inception) to September 30, 2006
	2006	2005
Supplemental Disclosure of Cash Flow Information:
Interest paid	$42,034	$16,729	$76,573

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Needlezap Partnership Contribution of Assets to Company
Inventory			151,015
Equipment			133,912
Patent			189,089
Issuance of common stock for consulting services and compensation	25,500	627,900	2,281,567
Loss on inventory obsolescence			225,110
Impairment of long lived assets			251,344
Issuance of 1,250,000 shares valued at $0.3108 per share to acquire MSTI and allocation of purchase price to license			188,500
Issuance of common stock in payment of loan	70,000		336,484
Issuance of common stock in payment of accounts payable	12,000		12,000
Issuance of common stock in payment of accrued wages	70,000		70,000

See accompanying notes to consolidated financial statements

E MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the E Med Future, Inc., formerly Micro-Economics, Inc., annual report on Form 10-KSB for the year ended December 31, 2005.

NOTE B - GOING CONCERN

As indicated in the accompanying financial statements, the Company incurred a net loss of $245,569 for the nine months ended September 30, 2006, and has a negative working capital of $660,671 and Stockholders’ Deficit of $1,191,011 at September 30, 2006, and is considered a company in the development stage. Management’s plans include the raising of capital through short- term financing to fund future operations and the generating of revenue through its business. Failure to raise capital, keep its products and manufacturing facilities in FDA compliance, and generate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C - CONCENTRATION

Approximately 65% of the Company’s sales for the nine months ended September 30, 2006 were with one customer.

NOTE D - ISSUANCE OF COMMON STOCK

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

E MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE D - ISSUANCE OF COMMON STOCK (Continued)

During the nine months ended September 30, 2006, the Company issued 400,000 shares at $0.03 a share to settle accounts payable. Additionally, the Company issued a total of 850,000 shares at $0.03 a share for services performed. As such, $25,500 in expense has been recorded within the Selling, general and administrative expenses within the Statement of Operations.

During the nine months ended September 30, 2006, the Company received $45,000 in exchange for 1,500,000 shares of common stock.

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