Form 10KSB/A
period 2005-12-31
E MED FUTURE INC
filed 2007-01-11
CIK 894552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB/A

(Amendment No. 1)

(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

☐	Transition report under Section 13 or 15(d) of the Exchange Act

Commission file number: 33-55254-36

E Med Future, Inc.

(Name of small business issuer in its charter)

Nevada	87-0485314
(State of incorporation)	(I.R.S. Employer Identification No.)

794 Morrison Road, Suite 911, Columbus, OH 43230

(Address of principal executive offices)

(330) 674-1363	www.NeedleZap.com
(Issuer’s telephone number)	(Issuer’s website)

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

EXPLANATION OF AMENDMENT

E Med Future, Inc. is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on May 16, 2006, to amended the Auditor’s Report which has been modified to include the period March 14, 2000 (Inception) to December 31, 2005. For reference, E Med’s consolidated financial statements are being included in the Amendment as previously reported.

In connection with the filing of this Amendment, and pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, we are including with the Amendment currently dated certifications. The Amendment does not reflect any event occurring after the filing of E Med’s Form 10-KSB on May 16, 2006, or modify or update the disclosure contained in the Form 10-KSB except as specifically referenced above.

i

Item 13. Exhibits.

31	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed with this amendment no. 1 to annual report

1

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, E Med Future, Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E MED FUTURE, INC.

Date: January 11, 2007	/s/ Donald Sullivan
Donald Sullivan, Chief Financial Officer and interim Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of E Med Future, Inc. and in the capacities and on the dates indicated.

Date: January 11, 2007	/s/ Ronald L. Alexander
Ronald L. Alexander, Director

Date: January 11, 2007	/s/ Donald Sullivan
Donald Sullivan, Chief Financial Officer, interim Chief Executive Officer and Director

2

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

MEYLER & COMPANY, LLC

ONE ARIN PARK

1715 HIGHWAY 35

MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors

E Med Future, Inc. and Subsidiary

Columbus, Ohio

We have audited the accompanying consolidated balance sheets of E Med Future, Inc. and Subsidiary (a Development Stage Company) as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years then ended and for the cumulative development stage period March 14, 2000 (Inception) to December 31, 2005~~in the period ended December 31, 2005~~. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of E Med Future, Inc. and Subsidiary as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005 and from March 14, 2000 (Inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

Reverse Merger

In April 2004, Micro-Economics, Inc., (“Micro”) , a Nevada corporation, acquired all of the Company’s outstanding convertible preferred stock by the issuance of 19,850,000 shares of $0.001 par value common stock (the “Merger”). Simultaneously, Micro-Economics, Inc. changed its name to E Med Future, Inc. In connection with the Merger, the Company became a wholly owned subsidiary of Micro and the Company’s officers and directors replaced Micro’s officers and directors. Prior to the Merger, Micro was a non-operating “shell” corporation. Pursuant to Securities and Exchange Commission rules, the merger of a private operating company (E Med Future, Inc.) into a non-operating public shell corporation with nominal net assets (Micro) is considered a capital transaction. Accordingly, for accounting purposes, the merger has been treated as an acquisition of Micro by the Company and a recapitalization of the Company. The historical financial statements prior to December 31, 2003 are those of the Company.

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

NOTE G – PATENTS AND LICENSES

Patents and licenses consist of the following at December 31, 2004:

Patent	$ 187,088
Less accumulated amortization	(46,772)

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