Form 10KSB
period 2006-12-31
E MED FUTURE INC
filed 2007-04-17
CIK 894552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

State issuer’s revenues for its most recent fiscal year. $82,349

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $376,793 as of March 23, 2007.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 42,513,415 shares of common stock, $0.001 par value per share, as of March 23, 2007

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

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

Pursuant to the terms of the merger agreement, we changed our corporate name from “Micro-Economics, Inc.” to “E Med Future, Inc.” In addition, our original directors resigned and were replaced by Robert J. Ochsendorf, D. Dane Donohue and Juan J. Perez. Our shares began trading on the OTC Bulletin Board under the symbol “EMDF.OB” on April 17, 2003. For additional information about the merger, please see the Report on Form 8-K dated April 4, 2003 that we filed with the SEC on April 11, 2003.

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

On December 30, 2003, we acquired Medical Safety Technologies, Inc. from UTEK Corporation (AMEX:UTK), an innovative technology transfer company dedicated to building bridges between university developed technologies and commercial organizations. Medical Safety Technologies, or MSTI, holds the worldwide exclusive license to a patented invention, known as the “Safe Receptacle for Sharps,” that is designed to aid in the safe transport of sterile and used sharp medical instruments. This Emory University invention was developed to help reduce the possibility of needlestick injuries by maintaining medical instruments in an angled, accessible position while encasing their sharp edges. We believe the Safe Receptacle for Sharps device is complimentary to our NeedleZap® product. By expanding our future product line, we hope to bring added value to the sales and distribution channel we are building. However, we are not presently pursuing the sharps receptacle as management believes resources should be conserved for marketing the currently approved product.

Recent Events

On November 22, 2006, Martin Management Services, Inc. was appointed as receiver for E Med by the Franklin County, Ohio Common Pleas Court in the action filed on August 6, 2006 by Complete Investment Management, Ltd., or CIM, against the Company. CIM has sought the repayment of a loan made by CIM to E Med in the amount of $548,000. E Med is in default in its payments to CIM due to declining revenue and cash flow. Martin Management intends to operate E Med for the benefit of its creditors.

Distribution of Our Products

In March 2006, we entered into a manufacturing and distribution agreement with One World Sourcing, LLC for the manufacture and distribution of the NeedleZap® device in the Peoples Republic of China. The contract calls for royalty payments on all sales of the device in China. Approvals have been secured for sale of the device in China. A prototype unit was furnished to us in September 2006 for testing and approval. Initial orders which had been placed for delivery in the fall of 2006 subject to customer approval, have been placed on hold until the receiver has made the required decisions relative to the future of the Company. Approval of our patent for the NeedleZap® device in the Republic of China has been received.

In December 2004, we appointed Moscow, Russia-based Actual Medical Supplies (“AMS”) our exclusive distributor of NeedleZap® products in the Russian Federation. AMS has obtained a registration certificate from the Russian Federation’s Federal Service of Health Care and Social Development Control necessary to sell the NeedleZap® in Russia. The Russian Federation alone has a population of 145 million people and we believe the other countries in the Commonwealth of Independent States represent a potentially significant market for our products. The Russian Federation, Department of Health required an approval process for the product to be sold in Russia. That process was successfully completed and the approval was granted on January 5, 2005 and is effective for ten years.

In January 2004 the NeedleZap® device underwent extensive testing at Fort Drum, New York. We received the report and evaluation of the NeedleZap® in November 2004. The testing showed the device was suitable for “brick and mortar” type hospital settings, but changes to make the device more durable are necessary for field applications. Based on these test results, we immediately targeted the veteran hospitals as a potential market and have begun research required for modifying the NeedleZap® to make it more durable for field applications.

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

Research and Development

In 2006, our research and development costs were $1,200 compared to $6,114 in 2005. We hope to increase our R&D budget in the future. In addition, to supplement our own R&D efforts, we are working with other organizations to identify and develop improvements for the existing product line and new products that would be compatible with our existing product line for possible acquisition.

Patents and Trademarks

Patents and trademarks are critical in the medical device industry. We believe strongly in protecting our intellectual property and received final approval for our U.S patent in March 2006 in connection with our NeedleZap® product line, and have registered the “NeedleZap” trademark. Our Medical Safety Technologies subsidiary’s Safe Receptacle for Sharps is also protected by a U.S. patent. In June 2006 we received final approval for our NeedleZap® patent in the Peoples Republic of China. We also rely upon trade secrets and proprietary know-how. However, our intellectual property rights may not provide us with any significant degree of protection from our competitors. Please turn to “Competition” below for additional information about competition in our business.

We do not believe that our products infringe on the intellectual property rights of others. We issued a cease and desist order to Safe Medical Solutions LLC and Kenneth Jackson, our former director of research and development, who we believe are infringing on our patent and are using our registered “NeedleZap” trademark without permission to the detriment of the Company.

Other infringements that we are unaware of may exist now or may arise in the future. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation may be necessary to enforce our intellectual property rights or to defend E Med against claimed infringement of the rights of others. Any litigation would be costly and time consuming, and an adverse determination could subject us to significant liability or require us to seek licenses from third parties to allow us to continue to sell our products.

Royalty Agreement

We acquired the NeedleZap® technology from NeedleZap Partners in exchange for shares of our stock and a royalty of $5.00 for every NeedleZap® unit we sell until five million units are sold. Additionally, we have agreed to pay $1.00 per unit sold which will be divided amongst two of our officers and our director of research and development. This arrangement is currently the subject of ongoing litigation. Please turn to “Legal Proceedings” on page 7 for additional information regarding the case. For additional information about these royalty arrangements, please see Note J of our financial statements.

Employees

We have two full-time employees, our CEO/CFO and our office manager. We presently out-source manufacturing and other key aspects of our business. We plan to add additional personnel as our growth warrants and revenue allows.

Principal Suppliers

We have contracted with Frantz Medical Development Ltd. to manufacture our products in the United States. Frantz Medical has been approved by the FDA to manufacture NeedleZap® units. We have entered into a manufacturing and distribution license agreement with One World Sourcing, LLC for the manufacture and distribution of the NeedleZap® device in the Peoples Republic of China. One World Sourcing is not currently an FDA approved manufacturer and products manufactured by One World Sourcing may not be sold in the United States. In addition to Frantz Medical, we believe that there are a number of domestic manufacturers with whom we could subcontract the manufacturing of our products at competitive rates who would also satisfy applicable quality assurance standards.

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

Our strategy is to develop a niche market within the industry through our ability to destroy commonly used syringes with a product that is both portable and relatively inexpensive — the NeedleZap® unit. We believe these factors distinguish our product from the generally less portable and substantially more expensive products offered by our competitors. In addition, we believe our patents together with the application and review time necessary for FDA approval of any similar competitive device should provide us with a competitive advantage, at least for a period of time. Of course, we cannot guaranty that these advantages will allow us to compete successfully or that one of our competitors will not develop a superior product. This is especially true given that many of our competitors are larger, have significantly greater resources, and broader product lines than we do.

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

We have devoted substantial financial and human resources to comply with these extensive regulations by the FDA and other government agencies and will continue to do so in the future. If we failed to comply with applicable regulations we would be subject to administrative and criminal actions, which would likely significantly impair our business. Our operations may also be negatively impacted if the United States or state governments or the governments of other countries where we market our products pass new legislation or if courts issue new rulings with respect to existing legislation governing our products. Continued compliance with regulatory requirements is likely to be costly.

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

•	our ability to continue operating as a going concern and emerge from receivership;

•	our ability to execute our business plan;

•	our ability to successfully market and sell our products;

•	our ability to gain and retain market share from our competitors, many of whom have greater financial and other resources than we do;

•	the introduction of competing products by other companies;

•	our ability to protect our patents, copyrights and other intellectual property rights;

•	pressure on pricing from our competitors or customers;

•	continued availability of components for our products and stability in the cost of these components;

•	our reliance on subcontractors to manufacture our products;

•	our reliance on independent distributors to market and sell our products;

•	our financial resources are limited and we are dependant on increasing sales to generate cash for operations;

•	our ability to continue to comply with rules and regulations governing our products; and

•	our ability to comply with SEC regulations and filing requirements applicable to us as a public company.

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

E Med Future, Inc.

794 Morrison Road

Suite 911

Columbus, Ohio 43230

Phone: 330-674-1363

Email: info@NeedleZap.com

Item 2.	Description of Property.

We lease approximately 500 square feet of office and our primary warehouse space in Millersburg, Ohio for $600 a month.

Item 3.	Legal Proceedings.

On August 6, 2006, Complete Investment Management (“CIM”) filed an action against E Med and Kenneth A. Jackson titled Complete Investment, Ltd. v. E Med Future, Inc. and Kenneth A. Jackson d/b/a PR Market Research in the Common Pleas Court of Franklin County, Ohio (Case No. 06 CVH08 10019). CIM sought the appointment of a receiver and the repayment of a loan made by CIM to E Med in the amount of $548,000. CIM obtained a judgment against Jackson for $381,339 plus interest. E Med acknowledges that it is in default in its payment to CIM and hopes to arrive at a mutually agreeable settlement with CIM. Martin Management Services, Inc. was appointed as receiver for the Company on November 22, 2006. Martin Management intends to operate E Med for the benefit of its creditors.

On July 31, 2006, Safe Medical Solutions (“Safe Med”) filed a suit against E Med titled Safe Medical Solutions, LLC v. E Med Future, Inc. in the Common Pleas Court of Franklin County, Ohio (Case No. 06 CV 009757). The suit names E Med, Donald Sullivan, our CFO and interim CEO, Curtis Sheely, a former employee of Safe Med formerly employed by E Med, and Daniel Clevenger as defendants. Safe Med is owned by Kenneth A. Jackson, our former director of research. Safe Med claimed that E Med was interfering with its business by contacting its customers. It claimed damages and sought an immediate temporary restraining order, which was not issued. We do not believe Safe Med’s claims against E Med have any merit. This action has been stayed by the appointment of the receiver. For additional background to this case please see “Other Information” on page 12.

On July 1, 2006, Kenneth Jackson filed a petition for cancellation of the registration of the NeedleZap trademark (Registration Number 2620168) in the United States Patent and Trademark Office before the Trademark Trial and Appeal Board, or TTAB. The petition claimed that the trademark was being used so as to misrepresent the source of goods or services on or in connection with which the mark is used. E Med is the holder of the trademark by assignment of the registration. On December 18, 2006 the Company filed a motion to suspend the cancellation proceeding in the TTAB pending resolution of the CIM case filed August 6, 2006 as noted

above. The TTAB has not yet ruled on our motion to suspend. For additional background to this case please see “Other Information” on page 12.

In December 2006, we settled a lawsuit with TransGlobal Medical Sales & Services, LLC relating to a distribution and marketing agreement we entered into with TransGlobal in April 2004. The suit has been dismissed with prejudice. For additional information about the suit, please reference Item 3 of our December 31, 2005 Form 10-KSB that we filed with the SEC on May 16, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common stock is currently traded on the OTC Bulletin Board (“OTCBB”) under the trading symbol “EMDF.OB.” The following table lists the high and low closing sale prices of our common stock during 2006 as reported on OTCBB. These sale prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Fourth Quarter	$0.013	$0.005
Third Quarter	$0.030	$0.010
Second Quarter	$0.049	$0.026
First Quarter	$0.075	$0.035

There were approximately 985 stockholders of record of the Company’s common stock as of March 23, 2007. We estimate that an additional 500 stockholders own stock in their accounts at brokerage firms and other financial institutions.

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

Looking Ahead

We have incurred net losses while we obtained FDA approval and patent protection for our NeedleZap® product and entered into distribution relationships. We have not had significant sales volume to date. We believe we have now obtained significant experience in how to market our products effectively and we had a small decrease in sales in 2006, which were less than projected. Our sales to date in 2007 exceed the total sales in all of 2006 and firm orders exceed 2006 sales volumes substantially. Of course, we cannot guarantee that sales will increase or that we will be able to attain profitability. We are currently in receivership and our future is uncertain.

Results of Operations

We are a development stage company and did not have full approval to market and sell our products until March 2003. Initial sales in 2003 caused us to be optimistic that our revenues and profits would increase in subsequent years. We were disappointed when our results did not meet expectations due to lower than anticipated sales.

Net Sales

We had net sales of $82,349 in 2006, compared with $120,509 in 2005, a decrease of $38,160 or 31.7%. This decrease is primarily attributable to our dependence on Safe Medical Solutions for domestic distribution and international sales being delayed until the first quarter of 2007.

Costs and Expenses

Operating costs and expenses decreased $1,810,495, or 83.6%, to $355,020 in 2006 from $2,165,515. The decrease was primarily caused by a substantial decrease in stock based compensation and charges against operations for impairment of inventory, patents and tooling required by accounting rules and cost cutting measures instituted by management. Selling, general and administrative expense decreases were partially offset by over $40,000 of legal fees incurred in connection with litigation resulting from the termination of the distribution arrangement with Safe Medical Solutions and Kenneth Jackson.

Other expenses decreased to $47,190 in 2006 from $53,157 in 2005, due to interest expense being offset by a gain on disposal of certain equipment.

Net Loss

In 2006, our net loss decreased to $355,020, or $0.01 a share, from a net loss of $2,098,163, or $0.06 a share, in 2005, primarily as a result of substantially decreased costs.

Selected Financial Data

The following table includes selected financial information for 2006 and 2005. Please turn to our audited financial statements beginning at page F-1, including the accompanying footnotes, for additional information.

	Year Ended December 31		Increase (Decrease)
	2006	2005	Dollars	Percentage
Net sales	$82,349	$120,509	$38,160	(83.6)%
Net (loss)	(319,861)	(2,098,163)	(1,778,302)	(84.8)%
Net (loss) per share	(0.01)	(0.06)	(0.05)	(83.3)%

Total assets	107,756	151,364	(43,608)	(28.8)%

Stockholders’ equity (deficit)	(1,265,303)	(1,167,942)	97,361	8.3%

Financial Condition and Liquidity

We had cash available cash of $8,947 on December 31, 2006, compared to no cash available at the end of 2005. The increase is primarily the result of our customer deposits on future sales and a reduction of accounts receivable. Cash used in operations decreased 56.1% to $49,474 in 2006 from $112,755 in 2005, primarily due to decreased accounts receivable and inventory and increases in customer deposits and accrued liabilities.

On November 12, 2002, we entered into a credit facility with Key Bank (NA). The facility provides us with a working capital line-of-credit of up to $150,000 and currently bears interest at 8.75%. The credit facility is secured by all of E Med’s assets and must be paid back in full on demand. We presently have drawn $149,098 on the facility.

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

Our primary need for capital is to fund operations and the development of new products. More recently we have been forced to expend significant funds to defend the company from various legal actions. Please turn to “Legal Proceedings” on page 7 for additional information. Historically, our capital requirements have been met by a combination of loans from stockholders and other investors, our line of credit with Key Bank, and funds from operations. Although sales continue to be disappointing, we believe increased sales may eventually meet our capital needs in the long-term. However, current sales are not adequate to meet our cash needs, and without additional loans or equity infusions we will not be able to continue our operations.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Critical Accounting Policies

Our independent auditors’ report contains a “going concern” note. In Note C of our financial statements the auditors point out that we have incurred net losses that raise “substantial concerns” about our ability to continue as a going concern. For more information, please turn to our audited financial statement beginning on page F-1 and Note C in particular. We are currently in receivership and cannot guaranty that we will be able to successfully emerge from receivership or attain profitability.

For a discussion of additional significant accounting policies that impact our financial reporting, please turn to Note B of our financial statements.

Item 7.	Financial Statements.

Our 2006 and 2005 consolidated financial statements audited by Meyler & Company, LLC follow this annual report beginning on page F-1.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A.	Controls and Procedures.

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

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the chief executive and financial officer concluded that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to our management, including our chief executive and financial officer, as appropriate, to allow timely decisions regarding the required disclosures.

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

In this letter, Jackson claims that he has unilaterally filed with the U.S. Patent and Trademark Office, or PTO, to transfer E Med’s NeedleZap® patent to him personally. Jackson, along with two former E Med officers, transferred the patent to E Med on July 9, 2001. Although the assignment was not originally filed with the PTO, we have now corrected that oversight. In consideration of the assignment, we agreed to pay a royalty to Jackson and the two other inventors. This royalty has not been paid since 2001 when, because of the company’s slow sales, the inventors agreed to waive the royalty until the company becomes profitable, as we have previously reported. Now Jackson claims, without making any prior demand for payment, that our “default” on the royalty payment entitles him to take the patent, despite the fact that our written agreement with Jackson gives him no such right. We believe E Med is the clear and undisputed owner of the patent and any efforts on Jackson’s part to obtain the patent would amount to theft of our intellectual property.

On July 28, we had our attorney send Jackson a letter enumerating Jackson’s unauthorized and illegal actions and demanding that he and his companies stop these activities immediately. Although Jackson did not respond to our letter, on July 31, one of his companies, Safe Medical Solutions, filed a suit against E Med titled Safe Medical Solutions, LLC v. E Med Future, Inc. In the suit Jackson did not seek royalties or claim we did not have the authority to terminate him. Instead, he claimed that E Med was interfering with his business by contacting his customers. He claimed damages and sought an immediate temporary restraining order, which was not issued. We do not believe his claims against E Med have any merit. For additional information about the suit, please turn to “Legal Proceedings” on page 7.

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

Our directors and executive officers are:

Donald Sullivan, age 64, was appointed E Med’s chief financial officer in November 2004, a director in July 2005 and interim CEO in September 2005. Prior to joining E Med, from January through October 2004, Mr. Sullivan was employed as vice president and chief financial officer of Capital Furniture Works, Inc., a furniture manufacturer. From 1998 through 2003, Mr. Sullivan was the owner of Danville Pallet Co., a wooden pallet manufacturer. Previously, Mr. Sullivan was employed for approximately 20 years by Castle Nursing Homes, Inc. in various capacities, including president, secretary, treasurer and chief financial officer. Mr. Sullivan was licensed as a certified public accountant in 1967 and worked for over 10 years as a partner in various CPA firms.

Ronald L. Alexander, age 57, is an original E Med investor and has served as a director since July 2005. Mr. Alexander currently owns and operates several businesses, including funeral homes and a hospital bed sale and rental company.

Committees of the Board

We are still in the early stages of our business plan and have not yet realized significant revenues. Because we are still in the start-up phase, our board consists of only two directors — Mr. Sullivan, who also serves as our chief financial officer and interim chief executive officer, and Mr. Alexander. Because of the small size of our board, the directors have not designated audit, nominating or other committees. Instead, these responsibilities are handled by the entire board. Without an audit committee, we have not presently designated a director as “an audit committee financial expert” as defined by SEC rules. Although we are pleased with the diverse skills and level of expertise that our directors possess, we hope to attract additional independent members to sit on our board in the future as our business grows.

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

Compliance with § 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock, to make filings with the SEC reporting their ownership of our common stock and to furnish us with copies of these filings. In 2006, Messrs. Sullivan and Alexander each failed to timely file a Form 4 reporting their acquisition of shares from the Company. The Form 4s were subsequently filed. Based solely on our review of copies of reports furnished to us, we believe that all other § 16(a) filing requirements were met in 2006. Copies of these filings are available on the SEC’s website at SEC.gov or our website at NeedleZap.com.

Item 10.	Executive Compensation.

Due to our financial condition, Donald Sullivan was not paid in 2006 for serving as our chief financial officer and interim chief executive officer although we accrued $84,000 in salary for him. Mr. Sullivan is not entitled to any other compensation for 2006. None of our officers or employees has an employment or severance contract or similar agreement with the Company.

Director Compensation

Our directors did not receive any compensation for serving on our board in 2006.

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

The following table lists the stock ownership of all stockholders who beneficially own more that 5% of our stock as well as our executive officers and directors as of March 23, 2007.

Significant Stockholders	Shares	Percentage
Robert J. Ochsendorf 794 Morrison Road Columbus, Ohio 43230	3,000,000	7.0%

PR Market Research Company* 16738 Maryann Furnace Road Nashport, Ohio 43830	2,500,000	5.9%

Officers and Directors

Ronald L. Alexander** 794 Morrison Road Columbus, Ohio 43230	4,259,500	10.0%

Donald Sullivan 794 Morrison Road Columbus, Ohio 43230	4,000,000	9.4%

All executive officers and directors as a group	8,259,500	19.4%

*	PR Market Research is owned by Kenneth Jackson, our former director of research.
**	Mr. Alexander’s wife owns 21,000 of these shares. Mr. Alexander is the sole shareholder of Alexander Funeral Homes, Inc., which owns 68,358 shares, Personal Touch, Inc., which owns 15,000 shares, and Holmes County Memorial Inc., which owns 8,000 shares.

Item 12.	Certain Relationships and Related Transactions.

Lease with Ochsendorf Company

We had an informal lease arrangement with E.R. Ochsendorf Company, a company owned by Robert J. Ochsendorf, our former chief executive and director. The lease was month to month and was not covered by a written agreement. We previously paid $1,800 per month, or $21,600 a year, for office and warehouse space in Columbus, Ohio. The Ochsendorf Company stopped charging us rent for our space in Columbus in August 2005. We have paid only a portion of the rent to date, and accrued the remainder. In 2005 we didn’t make any rent payments for our Columbus facility and had $27,000 in accrued rent as of December 31, 2006. We are no longer using the facility except as our corporate address.

Supply Arrangement with Ochsendorf Company

Mr. Ochsendorf’s company also previously provided us with supplies, boxes, labels and shipping services. E.R. Ochsendorf Company billed us $835 in 2005 for these services. We did not receive any services from E.R. Ochsendorf Company in 2006.

Royalty Agreements with Officers

We have agreed to pay a royalty of $1.00 for every NeedleZap® unit sold which will be divided amongst D. Dane Donohue, our former chief executive officer and director, Mr. Ochsendorf, and Kenneth A. Jackson, our former director of research and development. Messrs. Donohue and Ochsendorf have agreed to temporarily waive royalty payments until E Med is profitable. However, Jackson claims that he is owed these fees. For additional information about Jackson’s claims, please turn to “Legal Proceedings” on page 7 and “Other Information” on page 12.

Loans from Employees and Directors

From September 2004 to June 2006, Ronald L. Alexander, one of our directors, loaned E Med a total of $136,120. On June 15, 2006, we issued Mr. Alexander 3.5 million unregistered shares in partial satisfaction of this loan. As of December 31, 2006 we owed Mr. Alexander $66,120.

Representation by Perez & Morris

In 2004, we engaged Perez & Morris LLC to represent us in an action against TransGlobal Medical. Perez & Morris is a Columbus, Ohio-based law firm co-founded by Juan J. Perez, a former member of our board of directors. For more information about the case, please turn to “Legal Proceedings” on page 7. This engagement was accepted for a fixed fee consisting of 250,000 shares of our common stock, plus expenses, which management believes is comparable to normal charges in the industry for similar services.

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

The following table lists the aggregate fees billed for professional audit services provided to us by Meyler & Company, LLC, our principal accountants, for the audit of our 2006 and 2005 annual financial statements and for other services rendered.

	2006	2005
Audit fees	$18,000	$15,000
Audit related fees	10,500	10,500
Tax fees	—	—
All other fees	—	—

TOTAL	$28,500	$25,500

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

E MED FUTURE, INC.

Date: April 16, 2007	/s/ Donald Sullivan
Donald Sullivan, Chief Financial Officer and interim Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of E Med Future, Inc. and in the capacities and on the dates indicated.

Date: April 16, 2007	/s/ Ronald L. Alexander
Ronald L. Alexander, Director

Date: April 16, 2007	/s/ Donald Sullivan
Donald Sullivan, Chief Financial Officer, interim Chief Executive Officer and Director

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

MEYLER & COMPANY, LLC

ONE ARIN PARK

1715 HIGHWAY 35

MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors

E Med Future, Inc.

Columbus, Ohio

We have audited the accompanying consolidated balance sheets of E Med Future, Inc. and Subsidiary (a Development Stage Company) as of December 31, 2006 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years then ended and for the period March 14, 2000 (Inception) to December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of E Med Future, Inc. and Subsidiary as of December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006 and for the period March 14, 2000 (Inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the consolidated financial statements, the Company incurred net losses of $319,861 and $2,098,163 for the years ended December 31, 2006 and 2005, respectively, and has a negative working capital of $728,465 and a Stockholders’ Deficit of $1,265,303 at December 31, 2006. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

See also Note M as to appointment of receiver for the Company.

Meyler & Company, LLC

Middletown, NJ

April 16, 2007

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash	$8,947
Accounts receivable, net of allowance for doubtful accounts of $3,966 and $0 in 2006 and 2005, respectively	358	$16,410
Inventory	82,711	105,128
Deposit	4,575
Prepaid expenses		8,400

Total Current Assets	96,591	129,938

EQUIPMENT, net of accumulated depreciation of $5,699 and $6,956, in 2006 and 2005, respectively	11,162	21,426

Total Assets	$107,753	$151,364

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft		$365
Notes payable to bank	$149,098	149,098
Current portion of note payable- other	1,089	1,828
Notes payable to related party	68,120	128,000
Accounts payable	250,311	242,932
Accounts payable to related party	41,369	57,108
Accrued expenses	240,069	190,695
Customer deposits	75,000

Total Current Liabilities	825,056	770,026

LONG-TERM DEBT
Note payable-other, less current portion		1,280
Convertible promissory note payable	548,000	548,000

Total Long-Term Liabilities	548,000	549,280

STOCKHOLDERS' DEFICIT
Common stock $0.001 par value, 50,000,000 authorized, 42,513,415 and 32,763,415 issued and outstanding at December 31, 2006 and 2005, Respectively	42,513	32,763
Paid-in-capital	3,476,637	3,263,887
Deficit accumulated during development stage	(4,784,453)	(4,464,592)

Total Stockholders' Deficit	(1,265,303)	(1,167,942)

Total Liabilities and Stockholders' Deficit	$107,753	$151,364

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,		Period March 14, 2000 (Inception) to December 31, 2006
	2006	2005
NET SALES	$82,349	$120,509	$1,002,850

COSTS AND EXPENSES
Cost of goods sold	47,977	414,281	1,003,488
Selling, general and administrative	277,389	241,376	1,912,477
Impairment of long lived assets	22,500	251,344	273,844
Research and development	1,200	6,114	16,747
Consulting expense	3,000	1,217,067	2,112,400
Impairment of goodwill			188,500
Depreciation and amortization	2,954	35,333	145,992

Total Costs and Expenses	355,020	2,165,515	5,653,448

NET OPERATING LOSS	(272,671)	(2,045,006)	(4,650,598)

OTHER INCOME (EXPENSE)
Interest and other income	5,842		5,865
Interest expense	(53,032)	(53,157)	(139,720)

Total Other Expenses	(47,190)	(53,157)	(133,855)

NET LOSS	($319,861)	$(2,098,163)	($4,784,453)

NET LOSS PER COMMON SHARE (Basic and diluted)	$(0.01)	$(0.06)	$(0.60)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	36,916,155	32,635,908	8,040,169

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,		Period March 14, 2000 (Inception) to December 31, 2006
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($319,861)	($2,098,163)	($4,784,453)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,954	35,333	145,992
Consulting expense	3,000	1,217,067	2,112,400
Research and development costs			8,808
Start-up costs			19,177
Amortization of prepaid expense		9,313	39,913
Loss on inventory obsolescence		225,110	225,110
Impairment of long lived assets	22,500	251,344	273,844
Impairment of goodwill			188,500
Changes in operating assets and liabilities:
Accounts receivable	16,052	(13,899)	(358)
Inventory	22,417	157,915	(156,806)
Prepaid expenses and compensation	8,400		(9,312)
Deposits	(4,575)		(4,575)
Accounts payable	9,137	36,321	252,066
Accounts payable to related party	(15,739)	31,732	41,369
Accrued expenses	129,616	135,172	320,311
Customer deposits	75,000	(100,000)	75,000

Net Cash Used in Operating Activities	(51,099)	(112,755)	(1,253,014)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment			(94,806)

Net Cash Used in Investing Activities			(94,806)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock	45,000		45,000
Initial capitalization			1,666
Cash acquired in acquisition			200,000
Notes payable	(2,019)	6,580	150,187
Notes payable to related party	17,430	103,000	411,914
Convertible promissory note payable			548,000

Net Cash Provided by Financing Activities	60,411	109,580	1,356,767

INCREASE (DECREASE) IN CASH	9,312	(3,175)	8,947
CASH, (OVERDRAFT), BEGINNING OF YEAR	(365)	2,810

CASH (OVERDRAFT), END OF YEAR	$8,947	$(365)	$8,947

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Years Ended December 31,		Period March 14, 2000 (Inception) to December 31, 2006
	2006	2005
Supplemental Disclosure of Cash Flow Information:
Interest paid	$11,668	$1,008	$46,207
Supplemental Schedule of Non-Cash Investing and Financing Activities:
NeedleZap Partnership Contribution of Assets to Company
Inventory			151,015
Equipment			133,912
Patent			189,089
Issuance of common stock for consulting services and compensation	3,000	1,217,067	2,259,067
Loss on inventory obsolescence		225,110	225,110
Impairment of long lived assets	22,500	251,344	273,844
Issuance of 750,000 shares valued at $0.03 to acquire Trademark	22,500		22,500
Issuance of 1,250,000 shares valued at $0.3108 per share to acquire MSTI and allocation of purchase price to license			188,500
Issuance of common stock in payment of loan	70,000		336,484
Issuance of common stock in payment of accrued wages	70,000		70,000
Issuance of common stock in payment of accounts payable	12,000		12,000
Settlement of notes payable with fixed assets	7,310		7,310

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Period March 14, 1990 (Inception) to December 31, 2006

	Common Shares	Common Stock	Paid in Capital	Deficit Accumulated During Development Stage	Total
Inception, March 14, 1990 to December 31, 2000	1,000,000	$1,000	$666	$(1,666)
Net loss for the year ended December 31, 2001				(81,917)	$(81,917)

Balance December 31, 2001	1,000,000	1,000	666	(83,583)	(81,917)
Net loss for the year ended December 31, 2002				(298,709)	(298,709)

Balance December 31, 2002	1,000,000	1,000	666	(382,292)	(380,626)

Issuance of common shares for preferred stock in reverse merger	19,850,000	19,850	485,150		505,000
Issuance to consultants for services rendered @ $0.15 per share	4,000,000	4,000	596,000		600,000
Issuance for Strategic Alliance Agreement @ $0.90 per share	34,000	34	30,566		30,600
Issuance of shares for acquisition of MSTI @ $0.3108 per share	1,250,000	1,250	387,250		388,500
Net loss for the year ended December 31, 2003				(866,581)	(866,581)

Balance December 31, 2003	26,134,000	26,134	1,499,632	(1,248,873)	276,893

June 20, 2004 issuance of shares @ $0.3566 per share in payment of loan	749,415	749	265,735		266,484
September 16, 2004 issuance of shares @ $0.44 per share for consulting agreement	2,000,000	2,000	878,000		880,000
November 5, 2004 issuance of shares @ $0.53 per share for consulting services	300,000	300	158,700		159,000
Net loss for the year ended December 31, 2004				(1,117,556)	(1,117,556)

Balance December 31, 2004	29,183,415	29,183	2,802,067	(2,366,429)	464,821

January 15, 2005 issuance of 3,580,000 shares @ $0.13 per share for consulting services and employee and director compensation	3,580,000	3,580	461,820		464,400
Net loss for the year ended December 31, 2005				(2,098,163)	(2,098,163)

Balance December 31, 2005	32,763,415	$32,763	$3,263,887	$(4,464,592)	$(1,167,942)

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (Continued)

For the Period March 14, 1990 (Inception) to December 31, 2006

	Common Shares	Common Stock	Paid in Capital	Deficit Accumulated During Development Stage	Total
Balance December 31, 2005	32,763,415	$32,763	$3,263,887	$(4,464,592)	$(1,167,942)

June 15, 2006, issuance of 7,000,000 shares @ $0.02 per share to settle amounts due to CEO and Director	7,000,000	7,000	133,000		140,000
September 2006, issuance of 400,000 shares @0.03 per share to settle accounts payable	400,000	400	11,600		12,000
September 2006, issuance of 850,000 shares @ $0.03 per share for services	850,000	850	24,650		25,500
September 2006, issuance of 1,500,000 shares @0.03 per share for cash	1,500,000	1,500	43,500		45,000
Net loss for the year ended December 31, 2006				(319,861)	(319,861)

Balance December 31, 2006	42,513,415	$42,513	$3,476,637	$(4,784,453)	$(1,265,303)

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

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

Reclassifications

The Loss due to inventory obsolescence, which was previously shown as a separate line, was reclassified to be included in Cost of sales in the Statement of Operations

Cash and Cash Equivalents

The Company considers all highly-liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.

Consolidated Financial Statements

The consolidated financial statements include the Company and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Fair Values of Financial Instruments

The Company uses financial instruments in the normal course of business. The carrying values of cash, accounts receivable, inventory, bank overdrafts, accounts payable, accrued expenses, and customer deposits approximate their fair value due to the short-term maturities of these assets and liabilities. The carrying values of notes payable and convertible promissory note payable approximate their fair value based upon management's estimates using the best available information.

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

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

The Company recognizes revenue on certain goods which have not been delivered. These transactions occur with overseas customers who cannot immediately take delivery of the goods. In these transactions, the Company receives payment from the customer, is requested in writing from the customer to hold the goods, does not have any remaining performance obligations, and has segregated the customer’s goods from its inventory.

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

Advertising Costs

Advertising costs are expensed in the period incurred. Total advertising expense amounted to $0 and $2,093 for the years ended December 31, 2006 and 2005, respectively, and are included in Selling, General and Administrative Expenses.

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt the provisions of FIN 48 beginning in the first quarter of 2007. The Company is currently in the process of determining the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company expects to adopt the provisions of FIN 48 beginning in the first quarter of 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 does not change the guidance in SAB No. 99,

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

“Materiality,” when evaluating the materiality of misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB No. 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company adopted SAB No. 108 for the fiscal year ended December 31, 2006. Adoption of SAB No. 108 did not have a material impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not determined what impact, if any, that adoption will have on our results of operations, cash flows or financial position.

NOTE C - GOING CONCERN

As indicated in the accompanying financial statements, the Company incurred net losses of $319,861 and $2,098,163 for the years ended December 31, 2006 and 2005, respectively, and has a negative working capital of $728,465 and Stockholders’ Deficit of $1,265,303 at December 31, 2006, and is considered a company in the development stage. Management’s plans include the raising of capital through short term financing to fund future operations and the generating of revenue through its business. Failure to raise capital, keep its products and manufacturing facilities in FDA compliance, and generate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE D - ACQUISITION OF MEDICAL SAFETY TECHNOLOGIES, INC. (Continued)

Fair value of net assets allocated as follows:

Cash	$200,000
License	188,500

$388,500

The agreement additionally requires minimum payments and royalties as follows:

(a)	A license fee payment of $13,000 within 30 days of the execution of the agreement,

(b)	3% of net sales of the licensed product,

(c)	50% of all payments received from sublicense fees, and

(d)	Minimum royalties as follows: first year - nothing; second year - $5,000; third year - $7,500; fourth year - $10,000; and fifth and subsequent years $15,000 until the end of the patent life.

In 2004, the Company determined that the license was impaired and accordingly it was written off to operations.

NOTE E - INVENTORY

Inventory consists of the following at December 31, 2006 and 2005:

	2006	2005
Finished units	$82,711	$105,128

Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing”, specifies that a departure from the cost basis of pricing inventory is required when the utility of the goods is no longer as great as its cost. The Company utilizes the lower of cost of market method when a departure from cost is required. As required by ARB No. 43, Chapter 4, Management reviewed the utility of the Company’s inventory for the year ended December 31, 2005 and determined that all raw materials inventory and a portion of finished goods inventory were required to be written down to their minimum realizable value. Accordingly, the Company recorded a loss of $225,110 in order to reduce inventory. In 2006, the Company determined that the remaining inventory was not impaired,

NOTE F - EQUIPMENT

Equipment consists of the following at December 31, 2006 and 2005:

	Useful Life	2006	2005
Office equipment and Vehicle	3-5 years	$18,118	$31,004
Less accumulated depreciation		(6,956)	(9,578)

		$11,162	$21,426

$2,954 and $35,333 of Depreciation expense is included in Depreciation and amortization on the statement of operations for the years ended December 31, 2006 and 2005, respectively. As noted in Note G, the tooling and dies were determined to be impaired in 2005 and written off.

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE G - IMPAIRMENT OF LONG LIVED ASSETS

As required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, the Company tests long lived assets for impairment when conditions arise which indicate that the carrying amount of long lived assets may not be recoverable. As such, the Company tested its long lived assets for impairment based upon the fact that the Company had current-period operating and cash flow losses combined with the Company’s history of operating and cash flow losses. In assessing impairment, the Company considered its patent and the tooling equipment as an asset group as they both relate to the production and sales of Needle Zap units. Based upon the Company’s projections of future cash flows relating to this asset group, the Company determined that this asset group was impaired and thus recorded an impairment loss of $251,344 in 2005. This impairment loss consisted of the carrying amount of $123,500 in tooling and dies included within Fixed Assets and the carrying amount of $127,844 relating to the patent. In 2006, the Company determined that the Trademark acquired during the year was impaired and recognized an impairment loss for its carrying amount of $25,500.

NOTE H - SHORT TERM BORROWING

The Company has a $150,000 line of credit from a local bank of which $902 was available at December 31, 2006. The loan is secured by the assets of the Corporation and is personally guaranteed by three major shareholders of the Company. The current annual interest rate is 8.75%. The average annual borrowing rate approximated 8.75%. The balance due was $149,098 at December 31, 2006 and 2005.

During 2004, the Company entered into a note payable to Ford Motor Credit payable in monthly installments of $198 including interest at 13.96%. The note is collateralized by transportation equipment. At December 31, 2006, the balance due was $1,089, all of which was current.

NOTE I - ROYALTY AGREEMENT

The Company has a royalty arrangement with NeedleZap General Partnership. The agreement requires a $5 royalty on each unit sold up to five million units regardless of how long it takes the Company to sell the units. Additionally, the Company has agreed to pay $1.00 per unit sold to be divided between the three inventors. These fees have been temporarily waived until the Company becomes profitable.

NOTE J - INCOME TAXES

The Company follows Financial Accounting Statement No. 109 (SFAS No. 109). Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements. The principal types of differences, which are measured at the current tax rates, are net operating loss carry forwards. At December 31, 2006 and 2005, these differences resulted in a deferred tax asset of approximately $730,787 and $629,406, respectively. SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Since realization is not assured, the Company has recorded a valuation allowance for the entire deferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at December 31, 2006 or 2005

The Company’s net operating loss carry forwards amounted to approximately $2,283,712 at December 31, 2006 and will expire between 2019 and 2021.

NOTE K - RELATED PARTY TRANSACTIONS

Accounts payable to related party represents amounts payable to a supplier owned by the former President of the Company, and the corporate attorney. Additionally, a company owned by the former President provided warehouse and office space to the Company on a month to month basis at the rate of $1,800 per month. In August of 2005, the company owned by the former President stopped charging the Company rent. The

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE K - RELATED PARTY TRANSACTIONS (Continued)

Company subsequently stopped utilizing this warehouse. The amounts due to the related party at December 31, 2006 and 2005 are $41,369 and $56,108, respectively. The Company also owes $2,000 at December 31, 2005 to a law firm in which a former Director is a partner.

Notes payable to Related Party is a note payable to a Director of the Company. This note is non-interest bearing and payable upon demand.

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

NOTE L - STOCKHOLDERS’ DEFICIT

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

On January 15, 2005, the Company issued 4,830,000 shares of its common stock, pursuant to a Form S-8 filing at a value of $0.39 per share for consulting services and employee and director compensation. Consulting expense was recorded in the amount of $1,883,700 for these services. In July 2005, the Company hired a

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE L - STOCKHOLDERS’ DEFICIT (Continued)

qualified valuation consultant to perform a valuation of the Company stock. Based on this valuation, the shares of stock were revalued at $0.13 per share and the consulting expense was adjusted to $627,900. 1,250,000 of these shares were returned to the Company. Consulting expense relating to this transaction has therefore been adjusted to $465,400.

On June 15, 2006, the Company issued 3,500,000 restricted shares of its common stock to each of Ronald L. Alexander, a Director of the Company, and Donald Sullivan, the Chief Financial Officer and Interim Chief Executive Officer and a Director of the Company. All shares were recorded at a price of $0.02 a share. The shares issued to Mr. Alexander were issued as consideration for amounts advanced by Mr. Alexander to the Company. The shares issued to Mr. Sullivan were issued as consideration for accrued, unpaid salary.

On June 15, 2006, the Company also issued 400,000 shares at $0.03 a share to settle accounts payable. The Company also issued 100,000 shares at $0.03 a share for services performed. As such, $3,000 in expense has been recorded within the Selling, general and administrative expenses within the Statement of Operations. Additionally, the Company issued 750,000 shares at $0.03 a share to acquire the remaining Trademark of Needlezap not already held in the name of the Company. $22,500 was initially recorded as a Trademark but was determined to be impaired and thus written off (See Note G).

On July 10, 2006, the Company received $45,000 in exchange for 1,500,000 shares of common stock from a customer of the Company.

NOTE M - CONVERTIBLE PROMISSORY NOTE

On April 1, 2004, the Company entered into a convertible promissory note agreement with Complete Investment Management, Ltd. to lend the Company up to $750,000 of which $175,000 was in cash for working capital with the balance to be advanced to suppliers for the purchase of inventory. The note bears interest at the rate of 7.5% payable quarterly and is secured by a UCC Financing Agreement covering all of the Company’s assets. The note, at the note holder’s option, can be converted into 1,500,000 shares of the Company’s common stock.

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

During the second quarter of 2004, $75,000 was paid by Complete Investment Management, Ltd. to a company controlled by the Company’s Director of Marketing and invalid inventory was recorded with a corresponding increase in the Company’s convertible promissory note. Invalid sales totaling $379,000 were also reported. Similarly in the third quarter, $200,000 was paid to a Company controlled by the Company’s former Director of Marketing and was recorded in inventory with an increase in the convertible promissory notes and an additional $312,500 in invalid sales reported. These transactions were corrected at year end. The Company restated its previously issued quarterly reports with the Securities and Exchange Commission.

On April 13, 2004, since the funds advanced under the promissory note were not utilized for the purpose intended, the note holder adjusted the note effective December 31, 2004 and agreed to offset the invalid

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE M - CONVERTIBLE PROMISSORY NOTE

increases in the convertible promissory note against amounts due to the company controlled by the Director of Marketing, reducing this note to $548,000. At December 31, 2006, the balance due on this note was $548,000.

On November 22, 2006, Martin Management Services, Inc. (“Martin Management”) was appointed as receiver for the Company by the Franklin County, Ohio Common Pleas Court in the action filed on August 6, 2006 by Complete Investment Management, Ltd. (“CIM”). CIM has sought the repayment of a loan made by CIM to the Company in the amount of $548,000. The Company is in default in its payments to CIM due to declining revenue and cash flow. Martin Management has been operating the Company for the benefit of its creditors.

NOTE N - LICENSE AND DISTRIBUTION AGREEMENT

On September 6, 2004, the Company entered into a license and distribution agreement with ITDevelopment Solutions, Inc. (ITD), granting ITD the exclusive right to manufacture, distribute and sell the NeedleZap unit in Pakistan and the United Arab Emirates. ITD was to complete construction of a new high-tech manufacturing facility in Pakistan that was expected to reduce the production cost of NeedleZap by 58%. ITD was to bear all of the costs of the new facility as part of the arrangement.

In connection with the ITD arrangement, the Company entered into a two year consulting agreement with ITD president, Patrick Downs, in which Mr. Downs agreed to perform consulting service as an independent contractor. Pursuant to the term of the agreement, Mr. Downs was to render advice and assistance with respect to the development of the Pakistan manufacturing facility and received 2,000,000 shares of the Company’s common stock as compensation for his services. The shares were valued at an average price of $0.44 per share of $880,000 and recorded as a prepaid consulting fee to be earned over a two year period.

In connection with the license and manufacturing agreement, the Company was to receive 10,000 NeedleZap units without cost, $90,000 in cash within 8 weeks of the execution of the agreement and royalties for each unit sold.

In July 2005, the Company terminated its license and distribution agreement with ITD Development Solutions, Inc. (ITD), and the Consulting Agreement with Mr. Downs. The Company has been unable to recover the shares owed by Mr. Downs. The Company wrote off the unamortized prepaid consulting balance of $495,000 within Stock Based Compensation in the Statement of Operations in 2005.

NOTE O - LEASE COMMITMENTS

In 2005, the Company entered a lease agreement, which expired December 31, 2006. The lease has not been extended and the Company is operating on a month-to-month lease.

Total Rent expense was $6,949 and $13,604 for the years ended December 31, 2006 and 2005. Of these amounts, $0 and $13,200 respectively, were for rent due the former President of the Company (See Note K).

NOTE P - CONCENTRATION

Approximately 94% and 98% of the Company’s sales for the years ended December 31, 2006 and 2005 were with four distributors. Approximately 41% and 37% of the Company sales for the years ended December 31, 2006 and 2005 were with a Company controlled by the former Director of Marketing of the Company.