Form 10QSB
period 2007-03-31
E MED FUTURE INC
filed 2007-05-14
CIK 894552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 42,513,415 shares of common stock, $0.001 par value per share, as of May 8, 2007.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Our March 31, 2007 unaudited consolidated financial statements follow this quarterly report beginning on page F-1.

Item 2.	Management’s Discussion and Analysis

Headquartered in Columbus, Ohio, E Med Future, Inc. manufactures and markets products designed to reduce accidental hypodermic needlestick injuries. Our primary product, NeedleZap®, completely disintegrates the sharp portion of the needle. According to the American Nursing Association, there are an estimated one million accidental needlesticks reported in the United States in the healthcare industry alone. We believe the applications for the product are far reaching, and include healthcare professionals, law enforcement and correctional personnel, veterinarians, military, clinical researchers, hospitality, and sanitation workers. NeedleZap® is designed to work within the parameters of OSHA needlestick mandates that require employers to take advantage of new technologies to prevent needlesticks in the workplace.

Our Products

Our primary product is the NeedleZap®, a revolutionary safety device intended to help reduce accidental needlestick injuries by disintegrating the sharp portion of a hypodermic needle. When a hypodermic needle is inserted into the unit, the patented electrode system disintegrates the needle in approximately two seconds at 2200° F.

In July 2003, we announced the beginning of clinical testing and market evaluation of the first extensions to the NeedleZap® product line which include a dental parking station and butterfly needle burner. We are presently in the process of obtaining patent protection for these new products. Because we lack sufficient funds to expedite the development of these products, both products remain in the development phase. We anticipate that both products will involve supplements to our existing FDA pre-market approval; therefore, introduction and timing of these products into the marketplace will be contingent on obtaining this approval.

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

Looking Ahead

We have incurred net losses while we obtained FDA approval and patent protection for our NeedleZap® product and entered into distribution relationships. We have not had significant sales volume in prior years and sales in 2006 were less than projected. However, our sales to date in 2007 exceed the total sales in all of 2006 and firm orders exceed 2006 sales volumes substantially. Of course, we cannot guarantee that sales will increase or that we will be able to attain profitability. We are currently in receivership and our future is uncertain.

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

Results of Operations

We are a development stage company and did not have full approval to market and sell our products until March 2003. Initial sales in 2003 caused us to be optimistic that our revenues and profits would increase in subsequent years. We were disappointed when our results did not meet expectations due to lower than anticipated sales. However, sales in the first quarter of 2007 exceeded sales for all of 2006 and customer interest has been positive. We believe 2007 has the potential to produce the highest annual sales in the history of the Company.

Net Sales

We had net sales of $104,625 in the quarter ended March 31, 2007, compared with $9,343 for the same period in 2006, an increase of $95,282, or 1,019.8%. This increase is primarily attributable to sales and shipments to international customers which have been anticipated for the past year.

Costs and Expenses

Operating costs and expenses increased $61,756, or 139.9%, in the first quarter of 2007 to $105,908 from $44,152 in 2006. Operating costs and expenses for the first quarter of 2007 were higher due to increased legal and accounting fees and cost of goods sold in 2007 compared to 2006. As a percentage of net sales, cost of goods sold decreased to 32.8 % in 2006 from 93.4% in 2006 due to a reduction in warranty costs and a reduced cost basis versus historical cost of inventory sold attributable to a reduction in valuation required by ARB No. 43, Chapter 4, for the year ended December 31, 2005.

Other expenses remained relatively flat at $13,537 in 2007 compared to $13,788 in 2006.

Net Loss

In the first quarter of 2007, our net loss decreased to $14,820 from a net loss of $48,597 in 2006 as a result of higher profit margins and sales.

Financial Condition and Liquidity

We had cash available of $19,934 on March 31, 2007, compared to $8,947 in cash available at the end of 2006. The increase is primarily the result of inventory reduction from increased sales. Cash provided by operations increased 246.9% to $10,987 in the first quarter of 2007 from $7,477 used in 2006, primarily due to decreased inventory and increases in accounts payable and accrued liabilities.

On November 12, 2002, we entered into a credit facility with Key Bank (NA). The facility provides us with a working capital line-of-credit of up to $150,000 and currently bears interest at 8.75%. The credit facility is secured by all of E Med’s assets and must be paid back in full on demand. We presently have drawn $149,098 on the facility.

On April 1, 2004, we entered into a loan agreement with a private investor in the amount of $750,000. The convertible promissory note bears interest at 7.5% payable quarterly with the principal due in five years and is secured by all of our assets. The note is convertible at the holder’s option into 1.5 million shares of our unregistered common stock, subject to adjustment for dilutive issuances. In connection with the loan, we also agreed to pay the lender a $3.00 royalty on each of the first 1.0 million and $2.00 on the second 1.0 million NeedleZap® units sold, with maximum total royalty payments of $5.0 million. The loan agreement was amended effective December 31, 2004 to reduce the loan amount to $548,000. Payment of interest and royalties was deferred until January 1, 2006, provided we provide monthly sales reports to the lender when due. In addition, if we arrange an increase in bank financing, the lender agreed to subordinate its security interests to the secured interests of the banking institution up to a maximum of $500,000. We have not paid royalties to the lender and are currently in default under the loan. The lender has instituted suit in connection with this loan and Martin

Management Services, Inc. was appointed as receiver for the Company on November 22, 2006. Martin Management intends to operate E Med for the benefit of its creditors.

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

Donald Sullivan, our chief financial officer and interim president and chief executive officer, has reviewed E Med’s disclosure controls and procedures as of March 31, 2007. Based upon his review, he believes that our disclosure controls and procedures are effective in ensuring that material information related to E Med is communicated to him by others within the company responsible for reporting this information. There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2007 that have materially affected or are reasonably likely to affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are currently involved in several lawsuits that have been described in our prior SEC filings. For additional information about these suits, please reference Item 3 of our December 31, 2006 Form 10-KSB that we filed with the SEC on April 17, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Complete Investment Management (“CIM”) has loaned E Med a total of $548,000. E Med is in default of its payment obligations and CIM has instituted suit in connection with this loan. We hope to arrive at a mutually agreeable settlement with CIM. In connection with this suit, Martin Management Services, Inc. was appointed as receiver for the Company on November 22, 2006. Martin Management intends to operate E Med for the benefit of its creditors.

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

E MED FUTURE, INC.

Date: May 14, 2007		/s/ Donald Sullivan
	By	Donald Sullivan, Chief Financial Officer and interim Chief Executive Officer

E MED FUTURE, INC. AND SUBSIDIARY

Formerly Micro-Economics, Inc.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 30, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$19,934	$8,947
Accounts receivable, net	82,570	358
Inventory	67,526	82,711
Deposit	4,575	4,575

Total Current Assets	174,605	96,591
EQUIPMENT, net of accumulated depreciation of $6,277 and $5,699, respectively	10,587	11,162

Total Assets	$185,192	$107,753

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Notes payable to bank	$149,098	$149,098
Current portion of notes payable	1,089	1,089
Notes payable to related party	68,120	68,120
Accounts payable	273,945	250,311
Accounts payable to related party	51,687	41,369
Accrued expenses	298,376	240,069
Customer deposits	75,000	75,000

Total Current Liabilities	917,315	825,056

LONG –TERM DEBT
Convertible promissory note payable	548,000	548,000

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 50,000,000 authorized, 42,513,415 issued and outstanding at March 31, 2007 and December 30, 2006	42,513	42,513
Paid-in Capital	3,476,637	3,476,637
Deficit accumulated during development stage	(4,799,273)	(4,784,453)

Total Stockholders’ Deficit	(1,280,123)	(1,265,303)

Total Liabilities and Stockholders’ Deficit	$185,192	$107,753

See accompanying notes to consolidated financial statements

E MED FUTURE, INC. AND SUBSIDIARY

Formerly Micro-Economics, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

			Period March 14, 1990 (Inception) to March 31, 2007
	Three Months Ended
	March 31, 2007	March 31, 2006
NET SALES	$104,625	$9,343	$1,107,475

COSTS AND EXPENSES
Cost of goods sold	34,281	9,032	1,037,769
Selling, general and administrative	71,049	34,344	1,983,526
Impairment of long lived assets	—	—	273,844
Research and development	—	—	16,747
Consulting expense	—	—	2,112,400
Impairment of goodwill	—	—	188,500
Depreciation and amortization	578	776	146,570

Total Costs and Expenses	105,908	44,152	5,759,356

NET OPERATING LOSS	(1,283)	(34,809)	(4,651,881)

OTHER INCOME (EXPENSE)
Interest and other income	—	—	5,865
Interest expense	(13,537)	(13,788)	(153,257)

Total Other Income (Expense)	(13,537)	(13,788)	(147,392)

NET LOSS	$(14,820)	$(48,597)	$(4,799,273)

NET LOSS PER COMMON SHARE
(Basic and diluted)	$(0.00)	$(0.06)	$(0.56)

WEIGHTED AVERAGE SHARES OUTSTANDING	42,513,415	32,763,415	8,568,900

See accompanying notes to consolidated financial statements

E MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,		Period March 14, 1994 (Inception) to March 31, 2007
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,820)	$(48,597)	$(4,799,273)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	578	776	146,570
Consulting expense	—	—	2,112,400
Research and development	—	—	8,808
Start-up costs	—	—	19,177
Amortization of prepaid expenses	—	—	39,913
Loss on inventory obsolescence	—	—	225,110
Impairment of long lived assets	—	—	273,844
Impairment of goodwill	—	—	188,500
Changes in operating assets and liabilities	—	—
Accounts receivable	(82,212)	4,290	(82,570)
Inventory	15,185	2,359	(141,621)
Prepaid expenses	—	—	(9,312)
Deposits	—	—	(4,575)
Accounts payable to related party	10,318	(15,739)	51,687
Accounts payable	33,876	—	285,942
Accrued expenses	48,062	34,093	368,373
Customer deposits	—	—	75,000

Net cash provided by (used in) operating activities	10,987	(22,818)	(1,242,027)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	—	—	(94,806)

Net cash used in investing activities	—	—	(94,806)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	—	45,000
Initial capitalization	—	—	1,666
Cash acquired in acquisition	—	—	200,000
Notes payable	—	(820)	150,187
Convertible promissory notes payable	—	—	548,000
Notes payable to related party	—	28,605	411,914

Net cash provided by financing activities	—	27,785	1,356,767

NET INCREASE IN CASH	10,987	4,967	19,934

CASH (OVERDRAFT), BEGINNING OF YEAR	8,947	(365)	—

CASH, END OF PERIOD	$19,934	$4,602	$19,934

See accompanying notes to consolidated financial statements

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Three Months Ended March 31,		Period March 14, 1994 (Inception) to March 31, 2007
	2007	2006
Supplemental Disclosure of Cash Flow Information:
Interest paid	—	—	$46,207

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Needlezap Partnership Contribution of Assets to Company
Inventory	—	—	151,015
Equipment	—	—	133,912
Patent	—	—	189,089
Issuance of common stock for consulting services and compensation	—	—	2,259,067
Loss on inventory obsolescence	—	—	225,110
Impairment of long lived assets	—	—	273,844
Issuance of 7,500,000 shares valued at $0.03 to acquire Trademark	—	—	22,500
Issuance of 1,250,000 shares valued at $0.3108 per share to acquire MSTI and allocation of purchase price to license	—	—	188,500
Issuance of common stock in payment of loan	—	—	336,484
Issuance of common stock in payment of accounts payable	—	—	12,000
Issuance of common stock in payment of accrued wages	—	—	70,000
Settlement of notes payable with fixed assets	—	—	7,310

See accompanying notes to consolidated financial statements

E MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the E Med Future, Inc. annual report on Form 10-KSB for the year ended December 31, 2006.

NOTE B - GOING CONCERN

As indicated in the accompanying financial statements, the Company incurred a net loss of $14,820 for the three months ended March 31, 2007, and has a negative working capital of $742,710 and Stockholders’ Deficit of $1,280,123 at March 31, 2007, and is considered a company in the development stage. Management’s plans include the raising of capital through short term financing to fund future operations and the generating of revenue through its business. Failure to raise capital, keep its products and manufacturing facilities in FDA compliance, and generate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C - CONCENTRATION

Approximately 75% of the Company’s sales for the three months ended March 31, 2007 were with one customer.

NOTE D - CONVERTIBLE PROMISSORY NOTE PAYABLE

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