Form 10QSB
period 2007-06-30
E MED FUTURE INC
filed 2007-08-20
CIK 894552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 42,513,415 shares of common stock, $0.001 par value per share, as of August 10, 2007.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Our June 30, 2007 unaudited consolidated financial statements follow this quarterly report beginning on page F-1.

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

Recent Events

From July 9 through July 25, 2007, a Food and Drug Administration investigator conducted an inspection of our operations. At the conclusion of the inspection an FDA Form 483 was issued to the company listing observations of the inspector, which we responded to on August 7, 2007. The observations included deficiencies in our operating procedures, which will require correction. We voluntarily suspended shipment of our products until the required corrections are completed and the FDA re-inspects our operations to assure we are in compliance. We anticipate compliance will be achieved and shipments resume during the fourth quarter of 2007.

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

Results of Operations

We are a development stage company and did not have full approval to market and sell our products until March 2003. Initial sales in 2003 caused us to be optimistic that our revenues and profits would increase in subsequent years. We were disappointed when our results did not meet expectations due to lower than anticipated sales. However, sales in the first half of 2007 exceeded sales for all of 2006 and customer interest has been positive. We believe 2007 has the potential to produce the highest annual sales in the history of the Company.

Second Quarter of 2007 Compared to 2006

Net Sales

We had net sales of $17,546 in the quarter ended June 30, 2007, compared with $25,962 for the same period in 2006, a decrease of $8,416, or 32.4%. This decrease is primarily attributable to sales and shipments to international customers, which have been delayed until later in the year.

Costs and Expenses

Operating costs and expenses decreased $11,436, or 12.4%, in the second quarter of 2007 to $80,656 from $92,092 in 2006. Operating costs and expenses for the second quarter of 2007 were lower despite increased legal and accounting fees in connection with the receivership in 2007 compared to 2006. As a percentage of net sales, cost of goods sold decreased to 46.0% in 2007 from 49.7% in 2006 due to a reduction in warranty costs and a reduced cost basis versus historical cost of inventory sold attributable to a reduction in valuation required by ARB No. 43, Chapter 4, for the year ended December 31, 2005.

Other expenses increased $1,384, or 9.8%, to $15,455 in 2007 compared to $14,071 in 2006 due to a higher interest rate on our line of credit.

Net Loss

In the second quarter of 2007, our net loss decreased to $78,565 from a net loss of $80,201 in 2006 as a result of higher profit margins and continuing cost cutting measures by management.

First Six Months of 2007 Compared to 2006

Net Sales

We had net sales of $122,171 for the six months ended June 30, 2007, compared with $35,304 for the same period in 2006, an increase of $86,867, or 246.0%. This increase is primarily attributable to sales and shipments to international customers during the first quarter, which have been anticipated for the past year.

Costs and Expenses

Operating costs and expenses increased $52,472, or 38.5%, in the second quarter of 2007 to $188,782 from $136,310 in 2006. Operating costs and expenses for the first half of 2007 were higher due to increased legal and accounting fees and cost of goods sold in 2007 compared to 2006. As a percentage of net sales, cost of goods sold decreased to 34.7% in 2007 from 62.1%

in 2006 due to a reduction in warranty costs and a reduced cost basis versus historical cost of inventory sold attributable to a reduction in valuation required by ARB No. 43, Chapter 4, for the year ended December 31, 2005.

Other expenses remained relatively flat at $28,992 in 2007 compared to $27,859 in 2006.

Net Loss

In the first six months of 2007, our net loss decreased to $95,603 from a net loss of $128,865 in 2006 as a result of higher profit margins and sales.

Financial Condition and Liquidity

We had cash available of $36,565 on June 30, 2007, compared to $8,947 in cash available at the end of 2006. The increase is primarily the result of inventory reduction from increased sales. Cash provided by operations increased 305.2% to $55,320 in the first of 2007 from $13,654 in 2006, primarily due to decreased inventory and increases in accounts payable and accrued liabilities.

On November 12, 2002, we entered into a credit facility with Key Bank (NA). The facility provides us with a working capital line-of-credit of up to $150,000 and currently bears interest at 11.75%. The credit facility is secured by all of E Med’s assets and must be paid back in full on demand. We presently have drawn $121,396 on the facility.

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

Donald Sullivan, our chief financial officer and interim president and chief executive officer, has reviewed E Med’s disclosure controls and procedures as of June 30, 2007. Based upon his review, he believes that our disclosure controls and procedures are effective in ensuring that material information related to E Med is communicated to him by others within the company responsible for reporting this information. There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2007 that have materially affected or are reasonably likely to affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

On August 6, 2006, Complete Investment Management (“CIM”) filed an action against E Med and Kenneth A. Jackson titled Complete Investment, Ltd. v. E Med Future, Inc. and Kenneth A. Jackson d/b/a PR Market Research in the Common Pleas Court of Franklin County, Ohio. CIM sought the appointment of a receiver and the repayment of a loan made by CIM to E Med in the amount of $548,000. Martin Management Services, Inc. was appointed as receiver for the Company on November 22, 2006. Martin Management intends to operate E Med for the benefit of its creditors. Martin Management has filed cross-claims on E Med’s behalf against defendant Jackson, and has also filed third party complaints against Safe Medical Solutions, LLC (“Safe Med”) and IMET Corporation, both of which are owned by Jackson. These claims principally charge that each has improperly interfered with the business and assets of E Med. On June 22, 2007, the court granted a preliminary injunction against Jackson and third party defendant Safe Med, prohibiting each from holding themselves out to the public as having any legal rights in the patent or trademark of NeedleZap. This injunction did preserve Jackson’s right to pursue his cancellation of the trademark action before the TTAB, as discussed below, and permit him to continue to sell the NeedleZap product.

On July 31, 2006, Safe Med filed a suit against E Med titled Safe Medical Solutions, LLC v. E Med Future, Inc. in the Common Pleas Court of Franklin County, Ohio. The suit names E Med, Donald Sullivan, our CFO and interim CEO, Curtis Sheely, a former employee of Safe Med formerly employed by E Med, and Daniel Clevenger as defendants. Safe Med claimed that E Med was interfering with its business by contacting its customers. It claimed damages and sought an immediate temporary restraining order, which was not issued. We do not believe Safe Med’s claims against E Med have any merit. This action has been stayed by the appointment of the receiver. Safe Med’s motion to consolidate this case with the receivership has been denied.

On July 1, 2006, Kenneth Jackson filed a petition for cancellation of the registration of the NeedleZap trademark in the United States Patent and Trademark Office before the Trademark Trial and Appeal Board, or TTAB. The petition claimed that the trademark was being used so as to misrepresent the source of goods or services on or in connection with which the mark is used. E Med is the holder of the trademark by assignment of the registration. On December 18, 2006 we filed a motion to suspend the cancellation proceeding in the TTAB pending resolution of the CIM case filed August 6, 2006, as noted above. On June 14, 2007 the TTAB granted our motion suspending the cancellation proceeding pending final disposition of the civil action.

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

E MED FUTURE, INC.

Date: August 20, 2007	/s/ Donald Sullivan
By Donald Sullivan, Chief Financial Officer and interim Chief Executive Officer

E MED FUTURE, INC. AND SUBSIDIARY

Formerly Micro-Economics, Inc.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$36,565	$8,947
Accounts receivable	495	358
Inventory	61,575	82,711
Deposit	4,575	4,575

Total Current Assets	103,210	96,591
EQUIPMENT, net of accumulated depreciation of $6,677 and $5,699, respectively	10,183	11,162

Total Assets	$113,393	$107,753

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Notes payable to bank	$121,396	$149,098
Current portion of notes payable	1,089	1,089
Notes payable to related party	68,120	68,120
Accounts payable	291,783	250,311
Accounts payable to related party	39,216	41,369
Accrued expenses	329,695	240,069
Customer deposits	75,000	75,000

Total Current Liabilities	926,299	825,056
LONG –TERM DEBT
Convertible promissory note payable	548,000	548,000
STOCKHOLDERS’ DEFICIT
Common stock $0.001 par value, 50,000,000 authorized, 42,513,415 issued and outstanding at June 30, 2007 and December 31, 2006, respectively	42,513	42,513
Paid-in Capital	3,476,637	3,476,637
Deficit accumulated during development stage	(4,880,056)	(4,784,453)

Total Stockholders’ Deficit	(1,360,906)	(1,265,303)

Total Liabilities and Stockholders’ Deficit	$113,393	$107,753

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC. AND SUBSIDIARY

Formerly Micro-Economics, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended		Period March 14, 1990 (Inception) to June 30, 2007
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
NET SALES	$17,546	$25,962	$122,171	$35,304	$1,125,021
COSTS AND EXPENSES
Cost of goods sold	8,072	12,892	42,353	21,923	1,045,841
Selling, general and administrative	72,180	77,228	145,450	111,642	2,057,927
Impairment of long lived assets					273,844
Research and development		1,200		1,200	16,747
Consulting expense					2,112,400
Impairment of goodwill					188,500
Depreciation and amortization	404	772	979	1,545	146,971

Total Costs and Expenses	80,656	92,092	188,782	136,310	5,842,230

NET OPERATING LOSS	(63,110)	(66,130)	(66,611)	(101,006)	(4,717,209)
OTHER INCOME (EXPENSE)
Interest and other income					5,865
Interest expense	(15,455)	(14,071)	(28,992)	(27,859)	(168,712)

Total Other Income (Expense)	(15,455)	(14,071)	(28,992)	(27,859)	(162,847)

NET LOSS	$(78,565)	$(80,201)	$(95,603)	$(128,865)	$(4,880,056)

NET LOSS PER COMMON SHARE (Basic and diluted)	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.54)

WEIGHTED AVERAGE SHARES OUTSTANDING	42,513,415	33,960,637	42,513,415	33,362,026	9,087,267

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,		Period March 14, 1994 (Inception) to June 30, 2007
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(95,603)	$(128,866)	$(4,880,056)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	979	1,545	146,971
Consulting expense		25,500	2,112,400
Research and development			8,808
Start-up costs			19,177
Amortization of prepaid expenses			39,913
Loss on inventory obsolescence			225,110
Impairment of long lived assets			273,844
Impairment of goodwill			188,500
Changes in operating assets and liabilities:
Accounts receivable	(137)	8,649	(495)
Inventory	21,136	7,996	(135,670)
Prepaid expenses			(9,312)
Deposits			(4,575)
Accounts payable	51,714	(32,063)	303,780
Accounts payable to related party	(2,153)	(15,739)	39,216
Accrued expenses	79,384	71,632	399,695
Customer deposits		75,000	75,000

Net cash provided by (used in) operating activities	55,320	13,654	(1,197,694)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	—	(4,280)	(94,806)

Net cash used in investing activities	—	(4,280)	(94,806)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock		45,000	45,000
Initial capitalization			1,666
Cash acquired in acquisition			200,000
Notes payable	(27,702)	(820)	122,485
Convertible promissory notes payable			548,000
Notes payable to related party		29,425	411,914

Net cash provided by financing activities	(27,702)	73,605	1,329,065

NET INCREASE IN CASH	27,618	82,979	36,565
CASH, BEGINNING OF PERIOD	8,947	(365)

CASH, END OF PERIOD	$36,565	$82,614	$36,565

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Six Months Ended June 30,		Period March 14, 1994 (Inception) to June 30, 2007
	2007	2006
Supplemental Disclosure of Cash Flow Information:
Interest paid	$7,298	$14,071	$53,505
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Needlezap Partnership Contribution of Assets to Company
Inventory			151,015
Equipment			133,912
Patent			189,089
Issuance of 7,500,000 shares valued at $0.03 to acquire Trademark			22,500
Issuance of common stock for consulting services and compensation		25,500	2,259,067
Loss on inventory obsolescence			225,110
Impairment of long lived assets			273,844
Issuance of 1,250,000 shares valued at $0.3108 per share to acquire MSTI and allocation of purchase price to license			188,500
Issuance of common stock in payment of loan		70,000	336,484
Issuance of common stock in payment of accounts payable			12,000
Issuance of common stock in payment of accrued wages			70,000
Settlement of notes payable with fixed assets			7,310

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2007

NOTE A—BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the E Med Future, Inc., formerly Micro-Economics, Inc., annual report on Form 10-KSB for the year ended December 31, 2006.

NOTE B—GOING CONCERN

As indicated in the accompanying financial statements, the Company incurred a net loss of $95,603 for the six months ended June 30, 2007, and has a negative working capital of $823,089 and Stockholders’ Deficit of $1,360,906 at June 30, 2007, and is considered a company in the development stage. Management’s plans include the raising of capital through short term financing to fund future operations and the generating of revenue through its business. Failure to raise capital, keep its products and manufacturing facilities in FDA compliance, and generate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C—CONCENTRATION

Approximately 84% of the Company’s sales for the six months ended June 30, 2007 were with two customers.

NOTE D—CONVERTIBLE PROMISSORY NOTE PAYABLE

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

E MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2007

NOTE E—SUBSEQUENT EVENT

From July 9 through July 25, 2007, a Food and Drug Administration investigator conducted an inspection of the Company’s operations. At the conclusion of the inspection an FDA Form 483 was issued to the Company listing observations of the inspector, which the Company responded to on August 7, 2007. The observations included deficiencies in the Company’s operating procedures, which will require correction. The Company voluntarily suspended shipment of our products until the required corrections are completed and the FDA re-inspects our operations to assure that the Company is in compliance. The Company anticipates compliance will be achieved and shipments resume during the fourth quarter of 2007.