Form 10QSB
period 2007-09-30
E MED FUTURE INC
filed 2007-11-19
CIK 894552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 42,513,415 shares of common stock, $0.001 par value per share, as of November 12, 2007.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Our September 30, 2007 unaudited consolidated financial statements follow this quarterly report beginning on page F-1.

Item 2.	Management’s Discussion and Analysis

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

Recent Events

From July 9 through July 25, 2007, a Food and Drug Administration investigator conducted an inspection of our operations. At the conclusion of the inspection an FDA Form 483 was issued to the company listing observations of the inspector, which we responded to on August 7, 2007. The observations included deficiencies in our operating procedures, which will require correction. We voluntarily suspended shipment of our products to assure we are in compliance. We have completed the corrections and requested a re-inspection by the FDA. We believe we are now in compliance and expect shipments to resume before the end of the year.

Looking Ahead

We have incurred net losses while we obtained FDA approval and patent protection for our NeedleZap® product and entered into distribution relationships. We have not had significant sales volume in prior years and sales in 2006 were less than projected. Sales have improved in 2007 but continue to be disappointing. We cannot guarantee that sales will increase or that we will be able to attain profitability. We are currently in receivership and our future is uncertain.

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

Results of Operations

We are a development stage company and did not have full approval to market and sell our products until March 2003. Initial sales in 2003 caused us to be optimistic that our revenues and profits would increase in subsequent years. We were disappointed when our results did not meet expectations due to lower than anticipated sales. Sales have improved in 2007 and customer interest has been positive. However, we have voluntarily suspended shipment of our products to assure we are in compliance with FDA requirements. We believe we are now in compliance and expect shipments to resume before the end of the year.

Third Quarter of 2007 Compared to 2006

Net Sales

We had net sales of $120 in the quarter ended September 30, 2007, compared with $16,014 for the same period in 2006, a decrease of $15,894, or 99.3%. This decrease is directly attributable to our voluntary suspension of shipments of our products until deficiencies cited in the FDA inspection in July 2007 have been corrected and the company has been re-inspected. We believe we are now in compliance and have requested a re-inspection by the FDA. We anticipate resumption of shipments before the end of the year.

Costs and Expenses

Operating costs and expenses decreased $64,934 or 51.6%, in the third quarter of 2007 to $61,028 from $125,962 in 2006. Operating costs and expenses for the third quarter of 2007 were lower despite increased legal and accounting fees in connection with the receivership in 2007 compared to 2006. As a percentage of net sales, cost of goods sold increased to 319.2% in 2007 from 58.7% in 2006 due to a minor write-off of unusable inventory and lower sales volume.

Other expenses increased $8,699 or 128.8%, to $15,455 in 2007 compared to $6,756 in 2006 due to a higher interest rate on our line of credit and $7,419 of other income in 2006 which offset interest expense.

Net Loss

In the third quarter of 2007, our net loss decreased to $76,363 from a net loss of $116,704 in 2006 as a result of continuing cost cutting measures by management and a reduction of legal expenses which were incurred in 2006 in connection with the termination of our distribution arrangement with Safe Medical Solutions.

First Nine Months of 2007 Compared to 2006

Net Sales

We had net sales of $123,268 for the nine months ended September 30, 2007, compared with $51,318 for the same period in 2006, an increase of $71,950 or 140.2%. This increase is primarily attributable to sales and shipments to international customers.

Costs and Expenses

Operating costs and expenses decreased $12,705 or 4.8%, in the first nine months of 2007 to $249,567 from $262,272 in 2006. Operating costs and expenses for 2007 decreased due to lower cost of goods sold partly offset by increased legal and accounting fees in 2007 compared to 2006. As a percentage of net sales, cost of goods sold decreased to 34.3% in 2007 from 61.0% in 2006 due to a reduction in warranty costs and a reduced cost basis versus historical cost of inventory sold attributable to a reduction in valuation required by ARB No. 43, Chapter 4, for the year ended December 31, 2005.

Other expenses increased $9,832 or 28.4%, to $44,447 in 2007 compared to $34,615 in 2006 due to an increase in interest expense resulting from higher interest rates on our interest bearing debt.

Net Loss

In the first nine months of 2007, our net loss decreased to $170,746 from a net loss of $245,569 in 2006 as a result of higher profit margins and sales.

Financial Condition and Liquidity

We had cash available of $12,967 on September 30, 2007, compared to $8,947 in cash available at the end of 2006. The increase is primarily the result of inventory reduction from increased sales. Cash provided by operations increased 208.4% to $28,521 in the first nine months of 2007 from $26,309 used in 2006, primarily due to decreased inventory and increases in accounts payable and accrued liabilities.

On November 12, 2002, we entered into a credit facility with Key Bank (NA). The facility provides us with a working capital line-of-credit of up to $150,000 and currently bears interest at 11.75%. The credit facility is secured by all of E Med’s assets and must be paid back in full on demand. We presently have drawn $121,396 on the facility.

On April 1, 2004, we entered into a loan agreement with a private investor in the amount of $750,000. The convertible promissory note bears interest at 7.5% payable quarterly with the principal due in five years and is secured by all of our assets. The note is convertible at the holder’s option into 1.5 million shares of our unregistered common stock, subject to adjustment for dilutive issuances. In connection with the loan, we also agreed to pay the lender a $3.00 royalty on each of the first 1.0 million and $2.00 on the second 1.0 million NeedleZap® units sold, with maximum total royalty payments of $5.0 million. The loan agreement was amended effective December 31, 2004 to reduce the loan amount to $548,000. Payment of interest and royalties was deferred until January 1, 2006, provided we provide monthly sales reports to the lender when due. In addition, if we arrange an increase in bank financing, the lender agreed to subordinate its security interests to the secured interests of the banking institution up to a maximum of $500,000. We have not paid royalties to the lender and are currently in default under the loan. The lender has instituted suit in connection with this loan and Martin Management Services, Inc. was appointed as receiver for the Company on November 22, 2006. Martin Management is currently operating E Med for the benefit of its creditors.

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

Donald Sullivan, our chief financial officer and interim president and chief executive officer, has reviewed E Med’s disclosure controls and procedures as of September 30, 2007. Based upon his review, he believes that our disclosure controls and procedures are effective in ensuring that material information related to E Med is communicated to him by others within the company responsible for reporting this information. There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2007 that have materially affected or are reasonably likely to affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On August 6, 2006, Complete Investment Management (“CIM”) filed an action against E Med and Kenneth A. Jackson titled Complete Investment, Ltd. v. E Med Future, Inc. and Kenneth A. Jackson d/b/a PR Market Research in the Common Pleas Court of Franklin County, Ohio. CIM sought the appointment of a receiver and the repayment of a loan made by CIM to E Med in the amount of $548,000. Martin Management Services, Inc. was appointed as receiver for the Company on November 22, 2006. Martin Management is currently operating E Med for the benefit of its creditors. Martin Management has filed cross-claims on E Med’s behalf against defendant Jackson, and has also filed third party complaints against Safe Medical Solutions, LLC (“Safe Med”) and IMET Corporation, both of which are owned by Jackson. These claims principally charge that each has improperly interfered with the business and assets of E Med. On June 22, 2007, the court granted a preliminary injunction against Jackson and third party defendant Safe Med, prohibiting each from holding themselves out to the public as having any legal rights in the patent or trademark of NeedleZap. This injunction did preserve Jackson’s right to pursue his cancellation of the trademark action before the TTAB, as discussed below, and permit him to continue to sell the NeedleZap product.

On July 31, 2006, Safe Med filed a suit against E Med titled Safe Medical Solutions, LLC v. E Med Future, Inc. in the Common Pleas Court of Franklin County, Ohio. The suit names E Med, Donald Sullivan, our CFO and interim CEO, Curtis Sheely, a former employee of Safe Med formerly employed by E Med, and Daniel Clevenger as defendants. Safe Med claimed that E Med was interfering with its business by contacting its customers. It claimed damages and sought an immediate temporary restraining order, which was not issued. We do not believe Safe Med’s claims against E Med have any merit. This action has been stayed by the appointment of the receiver. Safe Med’s motion to consolidate this case with the receivership has been denied. We are currently negotiating with Safe Med to settle this suit, although we cannot guarantee we will be able to agree on mutually acceptable terms.

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

Complete Investment Management (“CIM”) has loaned E Med a total of $548,000. E Med is in default of its payment obligations and CIM has instituted suit in connection with this loan. We hope to arrive at a mutually agreeable settlement with CIM. In connection with this suit, Martin Management Services, Inc. was appointed as receiver for the Company on November 22, 2006. Martin Management is currently operating E Med for the benefit of its creditors.

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

E MED FUTURE, INC.

Date: November 19, 2007	/s/ Donald Sullivan
By Donald Sullivan,
Chief Financial Officer and interim Chief Executive Officer

E MED FUTURE, INC. AND SUBSIDIARY

Formerly Micro-Economics, Inc.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$12,967	$8,947
Accounts receivable	—	358
Inventory	61,574	82,711
Deposit	4,575	4,575

Total Current Assets	79,116	96,591

EQUIPMENT, net of accumulated depreciation of $7,224 and $5,699, respectively	9,637	11,162

Total Assets	$88,753	$107,753

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Notes payable to bank	$121,396	$149,098
Current portion of notes payable	1,089	1,089
Notes payable to related party	71,321	68,120
Accounts payable	304,018	250,311
Accounts payable to related party	41,369	41,369
Accrued expenses	362,609	240,069
Customer deposits	75,000	75,000

Total Current Liabilities	976,802	825,056

LONG –TERM DEBT
Convertible promissory note payable	548,000	548,000

STOCKHOLDERS’ DEFICIT
Common stock $0.001 par value, 50,000,000 authorized, 42,513,415 issued and outstanding at September 30, 2007 and December 31, 2006, respectively	42,513	42,513
Paid-in Capital	3,476,637	3,476,637
Deficit accumulated during development stage	(4,955,199)	(4,784,453)

Total Stockholders’ Deficit	(1,436,049)	(1,265,303)

Total Liabilities and Stockholders’ Deficit	$88,753	$107,753

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC. AND SUBSIDIARY

Formerly Micro-Economics, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period March 14, 1990 (Inception) to September 30, 2007
	2007	2006	2007	2006
NET SALES	$120	$16,014	$123,268	$51,318	$1,126,118

COSTS AND EXPENSES
Cost of goods sold	383	9,406	42,223	31,329	1,045,711
Selling, general and administrative	60,098	115,784	205,819	201,926	2,118,292
Impairment of long lived assets	—	—	—	—	273,844
Research and development	—	—	—	1,200	16,747
Consulting expense	—	—	—	25,500	2,112,400
Impairment of goodwill	—	—	—	—	188,500
Depreciation and amortization	547	772	1,525	2,317	147,521

Total Costs and Expenses	61,028	125,962	249,567	262,272	5,903,015

NET OPERATING LOSS	(60,908)	(109,948)	(126,299)	(210,954)	(4,776,897)

OTHER INCOME (EXPENSE)
Interest and other income	—	7,419	—	7,419	5,865
Interest expense	(15,455)	(14,175)	(44,447)	(42,034)	(184,167)

Total Other Income (Expense)	(15,455)	(6,756)	(44,447)	(34,615)	(178,302)

NET LOSS	$(76,363)	$(116,704)	$(170,746)	$(245,569)	$(4,955,199)

NET LOSS PER COMMON SHARE
(Basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.52)

WEIGHTED AVERAGE SHARES OUTSTANDING	42,513,415	42,513,415	42,513,415	36,412,489	9,595,482

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,		Period March 14, 1990 (Inception) to September 30, 2007
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(170,746)	$(245,569)	$(4,955,199)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,525	2,317	147,517
Consulting expense	—	25,500	2,112,400
Research and development	—	1,200	8,808
Start-up costs	—	—	19,177
Amortization of prepaid expenses	—	—	39,913
Loss on inventory obsolescence	—	—	225,110
Impairment of long lived assets	—	—	273,844
Impairment of goodwill	—	—	188,500
Changes in operating assets and liabilities:
Accounts receivable	358	11,728	—
Inventory	21,137	10,071	(135,669)
Prepaid expenses	—	—	(9,312)
Deposits	—	—	(4,575)
Accounts payable	63,949	230	316,015
Accounts payable to related party	—	(15,739)	41,369
Accrued expenses	112,298	84,473	432,609
Customer deposits	—	99,480	75,000

Net cash provided by (used in) operating activities	28,521	(26,309)	(1,224,493)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	—	(4,280)	(94,806)
Proceeds from Sale of Equipment	—	7,419	—

Net cash used in investing activities	—	3,139	(94,806)

CASH FLOWS FROM FINANCING ACTIVITIES		—
Proceeds from issuance of common stock	—	45,000	45,000
Initial capitalization	—	—	1,666
Cash acquired in acquisition	—	—	200,000
Notes payable	(27,702)	(1,624)	122,485
Convertible promissory notes payable	—	14,090	548,000
Notes payable to related party	3,201	—	415,115

Net cash provided by financing activities	(24,501)	57,466	1,332,266

NET INCREASE IN CASH	4,020	34,296	12,967

CASH, BEGINNING OF PERIOD	8,947	(365)	—

CASH, END OF PERIOD	12,967	33,931	12,967

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Nine Months Ended September 30,		Period March 14, 1990 (Inception) to September 30, 2007
	2007	2006
Supplemental Disclosure of Cash Flow Information:
Interest paid	7,298	42,034	53,505

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Needlezap Partnership Contribution of Assets to Company
Inventory	—	—	151,015
Equipment	—	—	133,912
Patent	—	—	189,089
Issuance of 750,000 shares valued at $0.03 to acquire Trademark	—	—	22,500
Issuance of common stock for consulting services and compensation	—	25,500	2,259,067
Loss on inventory obsolescence	—	—	225,110
Impairment of long lived assets	—	—	273,844
Issuance of 1,250,000 shares valued at $0.3108 per share to acquire MSTI and allocation of purchase price to license	—	—	188,500
Issuance of common stock in payment of loan	—	70,000	336,484
Issuance of common stock in payment of accounts payable	—	12,000	12,000
Issuance of common stock in payment of accrued wages	—	70,000	70,000
Settlement of notes payable with fixed assets	—	—	7,310

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

NOTE A—BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the E Med Future, Inc., formerly Micro-Economics, Inc., annual report on Form 10-KSB for the year ended December 31, 2006.

NOTE B—GOING CONCERN

As indicated in the accompanying financial statements, the Company incurred a net loss of $170,746 for the nine months ended September 30, 2007, and has a negative working capital of $897,686 and Stockholders’ Deficit of $1,436,049 at September 30, 2007, and is considered a company in the development stage. Management’s plans include the raising of capital through short term financing to fund future operations and the generating of revenue through its business. Failure to raise capital, keep its products and manufacturing facilities in FDA compliance, and generate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C—CONCENTRATION

Approximately 87% of the Company’s sales for the nine months ended September 30, 2007 were with two customers.

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

E MED FUTURE, INC.

Formerly Micro-Economics, Inc.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

NOTE E—COMMITMENTS AND CONTINGENCIES

From July 9 through July 25, 2007, a Food and Drug Administration investigator conducted an inspection of the Company’s operations. At the conclusion of the inspection an FDA Form 483 was issued to the Company listing observations of the inspector, which the Company responded to on August 7, 2007. The observations included deficiencies in the Company’s operating procedures, which will require correction. The Company voluntarily suspended shipment of its products until the required corrections are completed and the FDA re-inspects the Company’s operations to assure that the Company is in compliance. The Company anticipates compliance will be achieved and shipments resume during the fourth quarter of 2007.