Form 10KSB
period 2007-12-31
E MED FUTURE INC
filed 2008-04-22
CIK 894552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act

Commission file number: 33-55254-36

E Med Future, Inc.

(Name of small business issuer in its charter)

Nevada	87-0485314
(State of incorporation)	(I.R.S. Employer Identification No.)

34 South Clay Street, Millersburg, Ohio 44654

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

State issuer’s revenues for its most recent fiscal year. $123,429

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $274,031 as of April 3, 2008.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 42,513,415 shares of common stock, $0.001 par value per share, as of March 31, 2008

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

i

ii

PART I

Item 1.	Description of Business.

Headquartered in Millersburg, Ohio, E Med Future, Inc. manufactures and markets products designed to reduce accidental hypodermic needlestick injuries. Our primary product, NeedleZap®, completely disintegrates the sharp portion of the needle. According to the American Nursing Association, there are an estimated one million accidental needlesticks reported in the United States in the healthcare industry alone. We believe the applications for the product are far reaching, and include healthcare professionals, law enforcement and correctional personnel, veterinarians, military, clinical researchers, hospitality, and sanitation workers. NeedleZap® is designed to work within the parameters of OSHA needlestick mandates which require employers to take advantage of new technologies to prevent needlesticks in the workplace.

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

Receivership

On November 22, 2006, Martin Management Services, Inc. (the “Receiver”) was appointed as receiver for E Med by the Franklin County, Ohio Common Pleas Court in the action filed on August 6, 2006 by Complete Investment Management, Ltd., or CIM, against the Company. CIM has sought the repayment of a loan made by CIM to E Med in the amount of $548,000. E Med is in default in its payments to CIM due to declining revenue and cash flow. The Receiver is currently seeking to sell the company for the benefit of its creditors.

Recent Developments

From July 9 through July 25, 2007, a Food and Drug Administration investigator conducted an inspection of our operations. At the conclusion of the inspection an FDA Form 483 was issued to the company listing observations of the inspector, which we responded to on August 7, 2007. The observations included deficiencies in or operating procedures, which will require correction. We voluntarily suspended shipment of our products to assure we are in compliant. We have completed the corrections and requested a re-inspection by the FDA. We have received verbal approval from the FDA to resume shipments if we believe we are in compliance. We believe we are now in compliance and have accepted two orders which we expect to ship before the end of April.

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

Research and Development

In 2007, we did not expend any funds on research and development compared to $1,200 in 2006. We hope to increase our R&D budget in the future if we are able to continue as a going concern. In addition, to supplement our own R&D efforts, we have worked with other organizations to identify and develop improvements for the existing product line and new products that would be compatible with our existing product line for possible acquisition.

Patents and Trademarks

Patents and trademarks are critical in the medical device industry. We believe strongly in protecting our intellectual property and received final approval for our U.S patent in March 2006 in connection with our NeedleZap® product line, and have registered the “NeedleZap” trademark. Our Medical Safety Technologies subsidiary’s Safe Receptacle for Sharps is also protected by a U.S. patent. In June 2006 we received final approval for our NeedleZap® patent in the Peoples Republic of China. We also rely upon trade secrets and proprietary know-how. However, our intellectual property rights may not provide us with any significant degree of protection from our competitors. Please turn to “Competition“ below for additional information about competition in our business.

We do not believe that our products infringe on the intellectual property rights of others, although infringements that we are unaware of may exist now or may arise in the future. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation may be necessary to enforce our intellectual property rights or to defend E Med against claimed infringement of the rights of others. Any litigation would be costly and time consuming, and an adverse determination could subject us to significant liability or require us to seek licenses from third parties to allow us to continue to sell our products.

Royalty Agreement

We acquired the NeedleZap® technology from NeedleZap Partners in exchange for shares of our stock and a royalty of $5.00 for every NeedleZap® unit we sell until five million units are sold. Additionally, we have agreed to pay $1.00 per unit sold which will be divided amongst two of our officers and our director of research and development. This arrangement is currently the subject of ongoing litigation. Please turn to “Legal Proceedings” on page 7 for additional information regarding the case. For additional information about these royalty arrangements, please see Note I of our financial statements.

Employees

We currently have no paid employees due to our financial situation. Our CEO/CFO continues to perform services for the company without compensation. We presently out-source manufacturing and other key aspects of our business.

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

We have devoted substantial financial and human resources to comply with these extensive regulations by the FDA and other government agencies and will continue to do so in the future. Last year the FDA inspected our operations and found them deficient in several respects, although we believe these deficiencies have now been corrected (please turn to “Recent Developments” on page 2 for additional information). If we again failed to comply with applicable regulations we could be subject to administrative and criminal actions, which would likely significantly impair our business. Our operations may also be negatively impacted if the United States or state governments or the governments of other countries where we market our products pass new legislation or if courts issue new rulings with respect to existing legislation governing our products. Continued compliance with regulatory requirements is likely to be costly.

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

E Med Future, Inc.

34 Clay Street

Millersburg, Ohio 44654

Phone: 330-674-1363

Email: info@NeedleZap.com

Item 2.	Description of Property.

We lease approximately 500 square feet of office and our primary warehouse space in Millersburg, Ohio for $600 a month.

Item 3.	Legal Proceedings.

On or about January 20, 2008, the Receiver entered into a settlement agreement with Kenneth Jackson and Safe Medical Solutions, LLC, which was filed of record in Complete Investment Management, Inc. v. E Med Future, Inc., Case No. 06 CVH 10019 (Franklin County, Ohio Court of Common Pleas, J. Frye) on January 25, 2008. On January 31, 2008, an Agreed Order for Permanent Injunctive Relief was filed in the same case. Pursuant to the agreement, the parties agree to dismiss and release all claims within Safe Medical Solutions, LLC v. Sullivan, et al., Case No. 06 CV 9757 (Franklin County Court of Common Pleas, J. Brown). Jackson and Safe Medical agree to dismiss the Cancellation Action No. 92045999, pending before the U.S. Trademark Trial Appeal Board, with regard to the Needlezap trademark. The Receiver agrees to release all cross-claims as against Jackson and Safe Medical in the Safe Medical case. Jackson and Safe Medical surrender and waive any claim of ownership or license with regard to any intellectual property, including trademarks and patents, related to the Needlezap product, but retain the right to receive royalties on the future sale of Needlezap units. Jackson and Safe Medical also retain the right to sell any Needlezap units they currently own. The Receiver agreed with Jackson to either contract for the sale of, or offer up for public sale, all assets of E Med within 120 days of the agreement. Jackson and Safe Medical retain a limited “right of first refusal” with regard to any sale of the E Med assets. While IMET Corporation remains a third-party defendant in the Complete Investment case, the Receiver anticipates that all claims will shortly be resolved and IMET dismissed from the action.

For additional information about these suits, please reference Item 3 of our December 31, 2006 Form 10-KSB that we filed with the SEC on April 17, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common stock is currently traded on the OTC Bulletin Board (“OTCBB”) under the trading symbol “EMDF.OB.” The following table lists the high and low closing sale prices of our common stock during 2007 and 2006 as reported on OTCBB. These sale prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	2007		2006
	High	Low	High	Low
Fourth Quarter	$0.012	$0.005	$0.013	$0.005
Third Quarter	$0.014	$0.007	$0.030	$0.010
Second Quarter	$0.019	$0.005	$0.049	$0.026
First Quarter	$0.019	$0.007	$0.075	$0.035

There were approximately 983 stockholders of record of the Company’s common stock as of March 31, 2008. We estimate that an additional 500 stockholders own stock in their accounts at brokerage firms and other financial institutions.

We intend to reinvest our earnings, if any, in the business, and have never declared or paid, and do not intend to declare or pay, any cash dividends on our stock.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

We manufacture and market products designed to reduce accidental hypodermic needlestick injuries. Our primary product, NeedleZap®, completely disintegrates the sharp portion of the needle. Please turn to “Our Products“ at page 1 for a more detailed discussion of our product line. There are an estimated one million accidental needlesticks reported in the United States in the healthcare industry alone, and we believe the applications for our products are far reaching. NeedleZap® is designed to work within the parameters of recent OSHA needlestick mandates which require employers to take advantage of new technologies to prevent needlesticks in the workplace. We also believe there is a potential global market in developed as well as developing countries. For example, NeedleZap® could be a component in the fight against AIDS in many African countries where the disease is endemic. For additional information about our global marketing efforts, please see “Distribution of Our Products“ at page 3.

Looking Ahead

We have incurred net losses while we obtained FDA approval and patent protection for our NeedleZap® product and entered into distribution relationships. We have not had significant sales volume to date. We believe we have now obtained significant experience in how to market our products effectively and we had an increase in sales in 2007, which none the less were less than projected. Of course, we cannot guarantee that sales will increase or that we will be able to attain profitability. We are currently in receivership and our future is uncertain.

Results of Operations

We are a development stage company and did not have full approval to market and sell our products until March 2003. Initial sales in 2003 caused us to be optimistic that our revenues and profits would increase in subsequent years. We were disappointed when our results did not meet expectations due to lower than anticipated sales.

Net Sales

We had net sales of $123,429 in 2007, compared with $82,349 in 2006, an increase of $41,080 or 49.9%. This increase is primarily attributable to additional international sales in 2007.

Costs and Expenses

Operating costs and expenses decreased $85,419, or 24.1%, to $269,601 in 2007 from $355,020 in 2006. The decrease was primarily caused by cost cutting measures instituted by management. Selling, general and administrative expense decreases were partially offset by over $65,000 of legal fees incurred in connection with the receivership.

Other expenses increased to $59,903 in 2007 from $47,190 in 2006 due to an increase in the interest rate for the line of credit at Key Bank.

Net Loss

In 2007, our net loss decreased to $206,075, or less than $0.01 a share, from a net loss of $319,861, or $0.01 a share, in 2006, primarily as a result of substantially decreased costs.

Selected Financial Data

The following table includes selected financial information for 2006 and 2005. Please turn to our audited financial statements beginning at page F-1, including the accompanying footnotes, for additional information.

	Year Ended December 31		Increase (Decrease)
	2007	2006	Dollars	Percentage
Net sales	$123,429	$82,349	$41,080	49.9%
Net (loss)	(206,075)	(319,861)	(113,786)	(35.6)%
Net (loss) per share	(0.01)	(0.01)	(0.00)	(0.0)%
Total assets	78,422	107,753	(29,331)	(27.2)%
Stockholders’ equity (deficit)	(1,471,378)	(1,265,303)	206,075	16.3%

Financial Condition and Liquidity

We had available cash of $3,216 on December 31, 2007, compared to $8,947 cash available at the end of 2006. The decrease is primarily the result of not having sales in the last half of the year due to the FDA requirement that we not make any shipments until full compliance with FDA regulations was achieved. Cash provided by operations increased to $18,270 in 2007 from cash used by operations of $51,099 in 2006. Cash provided by operations increased primarily due to decreases accounts receivable and inventory and increases in accrued liabilities and accounts payable.

On November 12, 2002, we entered into a credit facility with Key Bank (NA). The facility provides us with a working capital line-of-credit of up to $150,000 and currently bears interest at 10.75%. The credit facility is secured by all of E Med’s assets and must be paid back in full on demand. We presently have drawn $121,396 on the facility.

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

Critical Accounting Policies

Our independent auditors’ report contains a “going concern” note. In Note C of our financial statements the auditors point out that we have incurred net losses that raise “substantial concerns” about our ability to continue as a going concern. For more information, please turn to our audited financial statement beginning on page F-1 and Note C in particular. We are currently in receivership and cannot guaranty that we will be able to successfully emerge from receivership, sell our assets or attain profitability.

For a discussion of additional significant accounting policies that impact our financial reporting, please turn to Note B of our financial statements.

Item 7.	Financial Statements.

Our 2007 and 2006 consolidated financial statements audited by Meyler & Company, LLC follow this annual report beginning on page F-1.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A(T).	Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Our chief financial and executive officer evaluated our disclosure controls and procedures and internal control over financial reporting. In making this assessment, he used the criteria set forth in the audit guidelines for small business published by Practitioners Publishing Co. Based on these criteria, he concluded that our disclosure controls and procedures and internal control over financial reporting were effective as of December 31, 2007. In addition, no change in internal control over financial reporting occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Item 8B.	Other Information

The Receiver has received offers to purchase the assets of E Med or to purchase a controlling interest of the shares of E Med. The Receiver is currently evaluating these offers and expects to have agreements in place to sell each component within the next 90 days. However, there can be no assurances that the Receiver will be able to complete a transaction in that time frame or at all.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Our directors and executive officers are:

Donald Sullivan, age 65, was appointed E Med’s chief financial officer in November 2004, a director in July 2005 and interim CEO in September 2005. Prior to joining E Med, from January through October 2004, Mr. Sullivan was employed as vice president and chief financial officer of Capital Furniture Works, Inc., a furniture manufacturer. From 1998 through 2003, Mr. Sullivan was the owner of Danville Pallet Co., a wooden pallet manufacturer. Previously, Mr. Sullivan was employed for approximately 20 years by Castle Nursing Homes, Inc. in various capacities, including president, secretary, treasurer and chief financial officer. Mr. Sullivan was licensed as a certified public accountant in 1967 and worked for over 10 years as a partner in various CPA firms.

Ronald L. Alexander, age 58, is an original E Med investor and has served as a director since July 2005. Mr. Alexander currently owns and operates several businesses, including funeral homes and a hospital bed sale and rental company.

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

Code of Ethics

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

Compliance with § 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock, to make filings with the SEC reporting their ownership of our common stock and to furnish us with copies of these filings. Based solely on our review of copies of reports furnished to us, we believe that all § 16(a) filing requirements were met in 2007. Copies of these filings are available on the SEC’s website at SEC.gov or our website at NeedleZap.com.

Item 10.	Executive Compensation.

Due to our financial condition, Donald Sullivan was not paid in 2007 for serving as our chief financial officer and interim chief executive officer although we accrued $77,000 in salary for him. On June 15, 2006, we issued 3.5 million unregistered shares to Mr. Sullivan for payment of accrued wages from January 1, 2005 through May 31, 2006. Mr. Sullivan was not otherwise compensated in 2006, although we accrued $84,000 in salary for him. None of our officers or employees has an employment or severance contract or similar agreement with the Company.

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

The following table lists the stock ownership of all stockholders who beneficially own more that 5% of our stock as well as our executive officers and directors as of March 31, 2008.

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

Royalty Agreements with Officers

We have agreed to pay a royalty of $1.00 for every NeedleZap® unit sold which will be divided amongst D. Dane Donohue, our former chief executive officer and director, Robert J. Ochsendorf, our former CEO and director, and Kenneth A. Jackson, our former director of research and development. Messrs. Donohue and Ochsendorf have agreed to temporarily waive royalty payments until E Med is profitable. However, Jackson claims that he is owed these fees. For additional information about Jackson’s claims, please turn to “Legal Proceedings” on page 7.

Loans from Employees and Directors

From September 2004 to June 2006, Ronald L. Alexander, one of our directors, loaned E Med a total of $136,120. On June 15, 2006, we issued Mr. Alexander 3.5 million unregistered shares in partial satisfaction of this loan. As of December 31, 2007 we owed Mr. Alexander $66,620.

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

The following table lists the aggregate fees billed for professional audit services provided to us by Meyler & Company, LLC, our principal accountants, for the audit of our 2007 and 2006 annual financial statements and for other services rendered.

	2007	2006
Audit fees	$14,000	$18,000
Audit related fees	9,700	10,500
Tax fees	—
All other fees	—

TOTAL	$23,700	$28,500

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

E MED FUTURE, INC.

Date: April 22, 2008	/s/ Donald Sullivan
Donald Sullivan, Chief Financial Officer
and interim Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of E Med Future, Inc. and in the capacities and on the dates indicated.

Date: April 22, 2008	/s/ Ronald L. Alexander
Ronald L. Alexander, Director

Date: April 22, 2008	/s/ Donald Sullivan
Donald Sullivan, Chief Financial Officer,
interim Chief Executive Officer and Director

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

MEYLER & COMPANY, LLC

ONE ARIN PARK

1715 HIGHWAY 35

MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors

E Med Future, Inc. and Subsidiary

Columbus, Ohio

We have audited the accompanying consolidated balance sheets of E Med Future, Inc. and Subsidiary (a Development Stage Company) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years then ended and for the cumulative development stage period March 14, 2000 (Inception) to December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of E Med Future, Inc. and Subsidiary as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007 and from March 14, 2000 (Inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the consolidated financial statements, the Company incurred net losses of $206,075 and $319,861 for the years ended December 31, 2007 and 2006, respectively, and has a negative working capital of $951,135 and an accumulated deficit of $ 5,009,195 at December 31, 2007. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

See also Note M as to appointment of receiver for the Company.

Meyler & Company, LLC
Middletown, NJ
April 15, 2008

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash	$3,216	$8,947
Accounts receivable, net of allowance for doubtful accounts of $3,966 in 2007 and 2006, respectively	—	358
Inventory	61,574	82,711
Deposit	4,575	4,575

Total Current Assets	69,365	95,591

EQUIPMENT, net of accumulated depreciation of $7,770 and $5,699, in 2007 and 2006, respectively	9,090	11,162

TOTAL ASSETS	$78,455	$107,753

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Notes payable to bank	$121,396	149,098
Current portion of note payable	1,089	1,089
Notes payable to related party	71,821	68,120
Accounts payable	321,004	250,311
Accounts payable to related party	39,216	41,369
Accrued expenses	390,974	240,069
Customer deposits	75,000	75,000

Total Current Liabilities	1,020,500	644,026

LONG-TERM DEBT
Convertible promissory note payable	548,000	548,000

Total Long-Term Liabilities	548,000	548,000

STOCKHOLDERS’ DEFICIT
Common stock $0.001 par value, 50,000,000 authorized, 42,513,415 issued and outstanding at December 31, 2007 and 2006, respectively	42,513	42,513
Paid-in-capital	3,476,637	3,476,637
Deficit accumulated during development stage	(5,009,195)	(4,784,453)

Total Stockholders’ Deficit	(1,490,045)	(1,265,303)

Total Liabilities and Stockholders’ Deficit	$78,455	$107,753

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,		Period March 14, 2000 (Inception) to December 31, 2007
	2007	2006
NET SALES	$123,429	$82,349	$1,126,279

COSTS AND EXPENSES
Cost of goods sold	42,223	47,977	1,045,711
Selling, general and administrative	243,970	277,389	2,156,447
Impairment of long lived assets		22,500	273,844
Research and development		1,200	16,747
Consulting expense		3,000	2,112,400
Impairment of goodwill		—	188,500
Depreciation and amortization	2,075	2,954	148,067

Total Costs and Expenses	288,268	355,020	5,941,716

NET OPERATING LOSS	(164,839)	(272,671)	(4,815,437)

OTHER INCOME (EXPENSE)
Interest and other income		5,842	5,865
Interest expense	(59,903)	(53,032)	(199,623)

Total Other Expenses	(59,903)	(47,190)	(193,758)

NET LOSS	$(224,742)	$(319,861)	$(5,009,195)

NET LOSS PER COMMON SHARE (Basic and diluted)	$(0.01)	$(0.01)	$(0.50)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	42,513,415	36,916,155	10,088,474

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,		Period March 14, 2000 (Inception) to December 31, 2007
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(224,742)	$(319,861)	$(4,990,528)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,075	2,954	148,067
Consulting expense		3,000	2,112,400
Research and development costs			8,808
Start-up costs			19,177
Amortization of prepaid expense			39,913
Loss on inventory obsolescence			225,110
Impairment of long lived assets		22,500	273,844
Impairment of goodwill			188,500
Changes in operating assets and liabilities:
Accounts receivable	358	16,052
Inventory	21,137	22,417	(135,669)
Prepaid expenses and compensation		8,400	(9,312)
Deposits		(4,575)	(4,575)
Accounts payable	80,932	9,137	314,331
Accounts payable to related party	(2,153)	(15,739)	39,216
Accrued expenses	140,663	129,616	460,974
Customer deposits		75,000	75,000

Net Cash Provided by (Used in) Operating Activities	18,270	(51,099)	(1,234,744)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment		—	(94,806)

Net Cash Used in Investing Activities		—	(94,806)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock		45,000	45,000
Initial capitalization			1,666
Cash acquired in acquisition			200,000
Notes payable	(27,702)	(2,019)	122,485
Notes payable to related party	3,701	17,430	415,615
Convertible promissory note payable			548,000

Net Cash Provided by (Used in) Financing Activities	(24,001)	60,411	1,332,766

INCREASE (DECREASE) IN CASH	(5,731)	9,312	3,216
CASH, BEGINNING OF YEAR	8,947	(365)

CASH, END OF YEAR	$3,216	$8,947	$3,216

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Years Ended December 31,		Period March 14, 2000 (Inception) to December 31, 2007
	2007	2006
Supplemental Disclosure of Cash Flow Information:
Interest paid		$11,668	$46,207
Supplemental Schedule of Non-Cash Investing and Financing Activities:
NeedleZap Partnership Contribution of Assets to Company
Inventory			151,015
Equipment			133,912
Patent			189,089
Issuance of common stock for consulting services and compensation		3,000	2,259,067
Loss on inventory obsolescence			225,110
Impairment of long lived assets		22,500	273,844
Issuance of 1,250,000 shares valued at $0.3108 per share to acquire MSTI and allocation of purchase price to license			188,500
Issuance of common stock in payment of loan		70,000	336,484
Issuance of common stock in payment of accrued wages		70,000	70,000
Issuance of common stock in payment of accounts payable		12,000	12,000
Settlement of accounts payable with fixed assets		7,310	7,310

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period March 14, 1990 (Inception) to December 31, 2007

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

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period March 14, 1990 (Inception) to December 31, 2007

	Common Shares	Common Stock	Paid in Capital	Deficit Accumulated During Development Stage	Total
Balance December 31, 2005	32,763,415	$32,763	$3,263,887	$(4,464,592)	$(1,167,942)

June 15, 2006, issuance of 7,000,000 shares @ $0.02 per share to settle amounts due to CEO and Director	7,000,000	7,000	133,000		140,000
September 2006, issuance of 400,000 shares @0.03 per share to settle accounts payable	400,000	400	11,600		12,000
September 2006, issuance of 850,000 shares @ $0.03 per share for services	850,000	850	24,650		25,500
September 2006, issuance of 1,500,000 shares @0.03 per share for cash	1,500,000	1,500	43,500		45,000
Net loss for the year ended December 31, 2006				(319,861)	(319,861)

Balance December 31, 2006	42,513,415	42,513	3,476,637	(4,784,453)	(1,265,303)
Net loss for the year ended December 31, 2007				(224,742)	(206,075)

Balance December 31, 2007	42,513,415	$42,513	$3,476,637	$(5,009,195)	(1,471,378)

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

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

Reclassifications

The Loss due to inventory obsolescence, which was previously shown as a separate line, was been reclassified to be included in Cost of sales in the Statement of Operations

Cash and Cash Equivalents

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

December 31, 2007 and 2006

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

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires employee compensation expense to be recorded (1) using the fair value method or (2) using the intrinsic value method as prescribed by accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB25”) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the fair value method. The Company accounts for employee stock based compensation in accordance with the provisions of APB 25. For non-employee options and warrants, the Company uses the fair value method as prescribed in SFAS 123.

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company’s adoption of the provisions of FIN 48 did not have a material impact on its financial position, results of operations or liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company expects to adopt the provisions of SFAS No. 157 beginning in the first quarter of 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not determined what impact, if any, that adoption will have on our results of operations, cash flows or financial position.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No.141R is effective for us for acquisitions made after November 30, 2009. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 141R will have on its consolidated financial statements.

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This standard outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent. SFAS No. 160 is effective for the first quarter of 2010. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 160 will have on its consolidated financial statements.

NOTE C - GOING CONCERN

As indicated in the accompanying financial statements, the Company incurred net losses of $224,742 and $319,861 for the years ended December 31, 2007 and 2006, respectively, and has a negative working capital of $951,135 an accumulated deficit of $5,009,195 at December 31, 2007, and is considered a company in the development stage. Management’s plans include the raising of capital through short term financing to fund future operations and the generating of revenue through its business. Failure to raise capital, keep its products and manufacturing facilities in FDA compliance, and generate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

$388,500

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

NOTE D - ACQUISITION OF MEDICAL SAFETY TECHNOLOGIES, INC. (Continued)

The agreement additionally requires minimum payments and royalties as follows:

(a)	A license fee payment of $13,000 within 30 days of the execution of the agreement,

(b)	3% of net sales of the licensed product,

(c)	50% of all payments received from sublicense fees, and

(d)	Minimum royalties as follows: first year - nothing; second year - $5,000; third year - $7,500; fourth year - $10,000; and fifth and subsequent years $15,000 until the end of the patent life.

In 2004, the Company determined that the license was impaired and accordingly it was written off to operations.

NOTE E - INVENTORY

Inventory consists of the following at December 31, 2007 and 2006:

	2007	2006
Finished units	$61,574	$82,711

	$61,574	$82,711

NOTE F - EQUIPMENT

Equipment consists of the following at December 31, 2006 and 2005:

	Useful Life	2007	2006
Office equipment and vehicle	3-5 years	$16,860	$18,118
Less accumulated depreciation		(7,770)	(6,956)

		$9,090	$11,162

$2,075 and $2,954 of Depreciation expense is included in Depreciation and amortization on the statement of operations for the years ended December 31, 2007 and 2006, respectively.

NOTE G - IMPAIRMENT OF LONG LIVED ASSETS

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” required the Company to test long lived assets for impairment when conditions arise which indicate that the carrying amount of long lived assets may not be recoverable. As such, the Company tested its long lived assets for impairment based upon the fact that the Company had current-period operating and cash flow losses combined with the Company’s history of operating and cash flow losses. In 2006, the Company determined that the Trademark acquired during the year was impaired and recognized an impairment loss for its carrying amount of $25,500.

NOTE H - SHORT TERM BORROWING

The Company has a $150,000 line of credit from a local bank of which $28,604 was available at December 31, 2007. The loan is secured by the assets of the Company and is personally guaranteed by three major shareholders of the Company. The current annual interest rate is 8.75%. The average annual borrowing rate approximated 8.75%. The balance due was $121,396 and $149,098 at December 31, 2007 and 2006, respectively.

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

NOTE H - SHORT TERM BORROWING (CONTINUED)

During 2004, the Company entered into a note payable to Ford Motor Credit payable in monthly installments of $198 including interest at 13.96%. The note is collateralized by transportation equipment. At December 31, 2007, the balance due was $1,089, all of which was current.

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

NOTE J - INCOME TAXES

The Company follows Financial Accounting Statement No. 109 (“SFAS No. 109”). Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements. The principal types of differences, which are measured at the current tax rates, are net operating loss carry forwards. At December 31, 2007 and 2006, these differences resulted in a deferred tax asset of approximately $797,000 and $730,787, respectively. SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Since realization is not assured, the Company has recorded a valuation allowance for the entire deferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at December 31, 2007 or 2006.

The Company’s net operating loss carry forwards amounted to approximately $2,490,000 at December 31, 2007 and will expire through 2022.

NOTE K - RELATED PARTY TRANSACTIONS

Accounts payable to related party represents amounts payable to a supplier owned by the former President of the Company. Additionally, a company owned by the former President provides warehouse and office space to the Company on a month to month basis at the rate of $1,800 per month. In August of 2005, the company owned by the former President stopped charging the Company rent. The amounts due to the related party at December 31, 2007 and 2006 are $39,216 and $41,369, respectively. The Company also owes $2,000 at December 31, 2007 to a law firm in which a former Director is a partner.

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

December 31, 2007 and 2006

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

On June 12, 2003, the Company issued 34,000 shares of its common stock for services to be rendered during a 12 month period commencing June 12, 2004, under a Strategic Alliance Agreement with UTEK Corporation (“UTEK”), a publicly held technology transfer company, whereby UTEK will use its best efforts to identify new technologies that could be acquired by the Company. These shares were valued at a price of $0.90 per share.

On December 30, 2003, the Company issued 1,250,000 of its common stock to acquire 100% of the outstanding stock of Medical Safety Technologies, Inc. (“MSTI”), a wholly owned subsidiary of UTEK. MSTI holds the license to a patented invention known as Safe Receptacle for Sharps, designed to aid in the safe transport of sterile and used sharp instruments. These shares were valued at a discounted market price of $0.3108.On June 30, 2004, the Company issued 749,415 shares of its common stock at a price of $0.3556 per share as payment of a loan payable and accrued interest in the amount of $266,484.

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

December 31, 2007 and 2006

NOTE L - STOCKHOLDERS’ DEFICIT (CONTINUED)

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

Additionally, the Company is obligated to make royalty payments as follows: On the first one million (1,000,000) units produced and sold after March 18, 2004, a payment of $3.00 per unit; on the second one million (1,000,000) units produced and sold, a payment of $2.00 per unit. Maximum aggregate royalty payments will be $5,000,000. Upon the option of the note holder to convert the note to 1,500,000 shares of the Company’s common stock, the lender would own approximately 5.555% of the Company’s issued and outstanding shares. The Company has agreed that, throughout the loan period, the note holder’s ownership interest will not be diluted through the issuance of additional stock warrants, options, convertible securities, preemption or other rights which may dilute the earning potential of the note holder’s shares. At December 31, 2007, the balance due on this note was $548,000. (See also Note S).

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

In July 2005, the Company terminated its license and distribution agreement with ITD. The Company has been unable to recover the shares owned by Mr. Downs and wrote the unamortized prepaid consulting balance of $495,000 in 2005.

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

NOTE Q - LEASE COMMITMENTS

In 2005, the Company entered a lease agreement which expired December 31, 2006. The lease has not been extended and the Company is operating on a month-to-month lease.

Total Rent expense was $6,600 and $6,949 for the years ended December 31, 2007 and 2006.

NOTE R - CONCENTRATION

Approximately 94% of the Company’s sales for the year ended December 31, 2007 were with three distributors. Approximately 94% of the Company’s sales for the year ended December 31, 2006 were with four distributors. Approximately 41% of the Company sales for the year ended December 31, 2006 were with a Company controlled by the former Director of Marketing of the Company.