Form 10-Q
period 2008-03-31
E MED FUTURE INC
filed 2008-05-15
CIK 894552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 33-55254-36

E Med Future, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-0485314
(State of incorporation)	(I.R.S. Employer Identification No.)

34 South Clay Street, Millersburg, Ohio 44654

(Address of principal executive offices)

330-674-1363	www.NeedleZap.com
(Registrant’s telephone number)	(Registrant’s website)

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 42,513,415 shares of common stock, $0.001 par value per share, as of May 15, 2008.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Our March 31, 2008 unaudited consolidated financial statements follow this quarterly report beginning on page F-1.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Receivership

On November 22, 2006, Martin Management Services, Inc. was appointed as receiver for E Med by the Franklin County, Ohio Common Pleas Court in the action filed on August 6, 2006 by Complete Investment Management, Ltd., or CIM, against the Company. CIM has sought the repayment of a loan made by CIM to E Med in the amount of $548,000. E Med is in default in its payments to CIM due to declining revenue and cash flow. The receiver is currently operating the company for the benefit of its creditors. The receiver has received offers to purchase the assets of E Med or to purchase a controlling interest of the shares of the company. The receiver is currently evaluating these offers and expects to have agreements in place to sell each component within the next 90 days. However, there can be no assurances that the receiver will be able to complete a transaction in that time frame or at all.

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

Results of Operations

We are a development stage company and did not have full approval to market and sell our products until March 2003. Initial sales in 2003 caused us to be optimistic that our revenues and profits would increase in subsequent years. However, our results have not met expectations due to lower than anticipated sales. In 2007 we voluntarily suspended shipment of our products due to a Food and Drug Administration investigator that found deficiencies in or operating procedures. We believe that we are now in compliance and resumed shipping product in the second quarter.

Net Sales

We did not have any sales in the quarter ended March 31, 2008, compared with $104,625 for the same period in 2007, a decrease of $104,625, or 100.0%. The lack of sales in the first quarter of 2008 was caused by our voluntary suspension of sales and shipments until we achieved FDA compliance.

Costs and Expenses

Operating costs and expenses decreased $68,399, or 64.6%, in the first quarter of 2008 to $37,509 from $105,908 in 2007. Operating costs and expenses for the first quarter of 2008 were lower due to a reduction in staff and operating activities and no cost of goods sold.

Other expenses increased $1,918, or 14.2%, to $15,455 in 2008 compared to $13,537 in 2007.

Net Loss

In the first quarter of 2008, our net loss increased to $52,964 from a net loss of $14,820 in 2007 primarily as a result of the lack of sales in 2008 as well as costs associated with the receivership.

Financial Condition and Liquidity

We had available cash of $2,191 on March 31, 2008, compared to $3,216 cash available at the end of 2007. The decrease is primarily the result of not having sales in the first quarter of 2008 due to the FDA requirement that we not make any shipments until full compliance with FDA regulations was achieved. We had cash used in operations of $1,025 in the first quarter of 2008 compared to cash provided by operations of $10,987 in 2007. The change was primarily the result of the net loss in 2008.

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

You should not place undue reliance on our forward-looking statements, which reflect our analysis only as of the date of this report. The risks and uncertainties listed above and elsewhere in this report and other documents that we file with the Securities and Exchange Commission, including our annual report on Form 10-KSB, quarterly reports on Form 10-Q, and any current reports on Form 8-K, must be carefully considered by any investor or potential investor in E Med.

How to Learn More About E Med

We file annual, quarterly and special reports and other information with the SEC. Our SEC filings are available to the public over the internet at the SEC’s web site at SEC.gov. You may also read and copy any document we file at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference room in Washington, D.C. by calling the SEC at 1-800-SEC-0330. To learn more about E Med you can also visit our website at NeedleZap.com or contact us directly at the address or phone number listed below.

E Med Future, Inc.

34 Clay Street

Millersburg, Ohio 44654

Phone: 330-674-1363

Email: info@NeedleZap.com

Item 4.	Controls and Procedures

Donald Sullivan, our chief financial officer and interim president and chief executive officer, has evaluated the effectiveness of E Med’s disclosure controls and procedures as of March 31, 2008. Based upon his review, he concluded that our disclosure controls and procedures are effective in ensuring that material information related to E Med is communicated to him by others within the company responsible for reporting this information. There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are currently involved in several actions that we have disclosed in our previously filings with the SEC. For additional information about these suits, please reference Item 3 of our December 31, 2007 Form 10-KSB that we filed with the SEC on April 22, 2008 and our 2006 10-KSB filed on April 17, 2007.

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

E MED FUTURE, INC.

Date: May 15, 2008	/s/ Donald Sullivan
By Donald Sullivan, Chief Financial Officer and interim Chief Executive Officer

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 30, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$2,191	$3,216
Accounts receivable, net	—	—
Inventory	61,574	61,574
Deposit	4,575	4,575

Total Current Assets	68,340	69,365

EQUIPMENT, net of accumulated depreciation of $8,317 and $7,770, respectively	8,544	9,090

Total Assets	$76,884	$78,455

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Notes payable to bank	$121,396	$121,396
Current portion of notes payable	1,089	1,089
Notes payable to related party	71,821	71,821
Accounts payable	354,442	321,004
Accounts payable to related party	41,716	39,216
Accrued expenses	406,429	390,974
Customer deposits	75,000	75,000

Total Current Liabilities	1,071,893	1,020,500

LONG –TERM DEBT
Convertible promissory note payable	548,000	548,000

STOCKHOLDERS’ DEFICIT
Common stock $0.001 par value, 50,000,000 authorized, 42,513,415 issued and outstanding at March 31, 2008 and December 30, 2007	42,513	42,513
Paid-in Capital	3,476,637	3,476,637
Deficit accumulated during development stage	(5,062,159)	(5,009,195)

Total Stockholders’ Deficit	(1,543,009)	(1,490,045)

Total Liabilities and Stockholders’ Deficit	$76,884	$78,455

See accompanying notes to consolidated financial statements

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Period March 14, 1990 (Inception) to March 31, 2008
	March 31, 2008	March 31, 2007
NET SALES	—	$104,625	$1,126,279

COSTS AND EXPENSES
Cost of goods sold	—	34,281	1,045,711
Selling, general and administrative	36,962	71,049	2,193,409
Impairment of long lived assets	—	—	273,844
Research and development	—	—	16,747
Consulting expense	—	—	2,112,400
Impairment of goodwill	—	—	188,500
Depreciation and amortization	547	578	148,614

Total Costs and Expenses	37,509	105,908	5,979,225

NET OPERATING LOSS	(37,509)	(1,283)	(4,852,946)

OTHER INCOME (EXPENSE)
Interest and other income	—	—	5,865
Interest expense	(15,455)	(13,537)	(215,078)

Total Other Income (Expense)	(15,455)	(13,537)	(209,213)

NET LOSS	$(52,964)	$(14,820)	$(5,062,159)

NET LOSS PER COMMON SHARE
(Basic and diluted)	$(0.00)	$(0.00)	$(0.48)

WEIGHTED AVERAGE SHARES OUTSTANDING	42,513,415	42,513,415	10,561,793

See accompanying notes to consolidated financial statements

E MED FUTURE, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,		Period March 14, 1994 (Inception) to March 31, 2008
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(52,964)	$(14,820)	$(5,062,159)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	547	578	148,614
Consulting expense	—	—	2,112,400
Research and development	—	—	8,808
Start-up costs	—	—	19,177
Amortization of prepaid expenses	—	—	39,913
Loss on inventory obsolescence	—	—	225,110
Impairment of long lived assets	—	—	273,844
Impairment of goodwill	—	—	188,500
Changes in operating assets and liabilities
Accounts receivable	—	(82,212)	—
Inventory	—	15,185	(135,669)
Prepaid expenses	—	—	(9,312)
Deposits	—	—	(4,575)
Accounts payable to related party	2,500	10,318	41,716
Accounts payable	33,438	33,876	366,436
Accrued expenses	15,454	48,062	476,428
Customer deposits	—	—	75,000

Net cash provided by (used in) operating activities	(1,025)	10,987	(1,235,769)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	—	—	(94,806)

Net cash used in investing activities	—	—	(94,806)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	—	45,000
Initial capitalization	—	—	1,666
Cash acquired in acquisition	—	—	200,000
Notes payable	—	—	122,485
Convertible promissory notes payable	—	—	415,615
Notes payable to related party	—	—	548,000

Net cash provided by financing activities	—	—	1,332,766

NET INCREASE(DECREASE) IN CASH	(1,025)	10,987	2,191
CASH, BEGINNING OF YEAR	3,216	8,947

CASH, END OF PERIOD	$2,191	$19,934	$2,191

See accompanying notes to consolidated financial statements

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Three Months Ended March 31,		Period March 14, 1994 (Inception) to March 31, 2008
	2008	2007
Supplemental Disclosure of Cash Flow Information:
Interest paid	—	—	$46,207

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Needlezap Partnership Contribution of Assets to Company
Inventory	—	—	151,015
Equipment	—	—	133,912
Patent	—	—	189,089
Issuance of common stock for consulting services and compensation	—	—	2,259,067
Loss on inventory obsolescence	—	—	225,110
Impairment of long lived assets	—	—	273,844
Issuance of 750,000 shares valued at $0.03 to acquire Trademark	—	—	22,500
Issuance of 1,250,000 shares valued at $0.3108 per share to acquire MSTI and allocation of purchase price to license	—	—	188,500
Issuance of common stock in payment of loan	—	—	336,484
Issuance of common stock in payment of accounts payable	—	—	70,000
Issuance of common stock in payment of accrued wages	—	—	70,000
Settlement of notes payable with fixed assets	—	—	7,310

See accompanying notes to consolidated financial statements

E MED FUTURE, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the E Med Future, Inc. annual report on Form 10-KSB for the year ended December 31, 2007.

NOTE B - GOING CONCERN

As indicated in the accompanying financial statements, the Company incurred a net loss of $52,964 for the three months ended March 31, 2008, and has a negative working capital of $1,000,553 and Deficit Accumulated During Development Stage of $5,062,159 at March 31, 2008, and is considered a company in the development stage. Management’s plans include the raising of capital through short term financing to fund future operations and the generating of revenue through its business. Failure to raise capital, keep its products and manufacturing facilities in FDA compliance, and generate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C - CONCENTRATION

Approximately 75% of the Company’s sales for the three months ended March 31, 2007 were with one customer. The Company did not have any sales in the three months ended March 31, 2008.

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

E MED FUTURE, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE E - COMMITMENTS AND CONTINGENCIES

From July 9 through July 25, 2007, a Food and Drug Administration investigator conducted an inspection of the Company’s operations. At the conclusion of the inspection an FDA Form 483 was issued to the company listing observations of the inspector, which the Company responded to on August 7, 2007. The observations included deficiencies in the Company’s operating procedures, which will require correction. The Company voluntarily suspended shipment of our products to assure that the Company is compliant. The Company has completed the corrections and requested a re-inspection by the FDA. The Company has received verbal approval from the FDA to resume shipments if the Company believes it is in compliance. The Company believes it is now in compliance and has accepted two orders which we expect to ship before the end of May.

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