Form 10-Q
period 2008-06-30
E MED FUTURE INC
filed 2008-08-19
CIK 894552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 42,513,415 shares of common stock, $0.001 par value per share, as of August 15, 2008.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Our June 30, 2008 unaudited consolidated financial statements follow this quarterly report beginning on page F-1.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On December 30, 2003, we acquired Medical Safety Technologies, Inc. from UTEK Corporation (AMEX:UTK), an innovative technology transfer company dedicated to building bridges between university developed technologies and commercial organizations. Medical Safety Technologies, or MSTI, holds the worldwide exclusive license to a patented invention, known as the “Safe Receptacle for Sharps,” that is designed to aid in the safe transport of sterile and used sharp medical instruments. This Emory University invention was developed to help reduce the possibility of needlestick injuries by maintaining medical instruments in an angled, accessible position while encasing their sharp edges. We believe the Safe Receptacle for Sharps device is complementary to our NeedleZap® product. By expanding our future product line, we hope to bring added value to the sales and distribution channel we are building. However, we are not presently pursuing the sharps receptacle as management believes resources should be conserved for marketing the currently approved product.

Receivership

On November 22, 2006, Martin Management Services, Inc. was appointed as receiver for E Med by the Franklin County, Ohio Common Pleas Court in the action filed on August 6, 2006 by Complete Investment Management, Ltd., or CIM, against the Company. CIM has sought the repayment of a loan made by CIM to E Med in the amount of $548,000. E Med is in default in its payments to CIM due to declining revenue and cash flow. The receiver is currently operating the company for the benefit of its creditors. The receiver has obtained offers to purchase the assets of E Med or to purchase a controlling interest of the shares of the company. The receiver is currently negotiating a potential sale and expects to have an agreement in place in the third quarter. However, there can be no assurances that the receiver will be able to complete a transaction in that time frame or at all.

Looking Ahead

We incurred net losses while we obtained FDA approval and patent protection for our NeedleZap® product and entered into distribution relationships. We have not had significant sales volume to date. We believe we have now obtained significant experience in how to market our products effectively and we had an increase in sales in 2007, which none the less were less than projected. We cannot guarantee that sales will increase or that we will be able to attain profitability. We are currently in receivership and our future is uncertain.

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

Second Quarter of 2008 Compared to 2007

Net Sales

We had sales of $61,563 in the quarter ended June 30, 2008, compared with $17,546 for the same period in 2007, an increase of $44,017, or 250.9%. In the second quarter of 2007, we completed several international sales that had been delayed by our voluntary suspension of sales and shipments until we achieved FDA compliance, resulting in an increase in sales over the second quarter of 2007.

Costs and Expenses

Operating costs and expenses increased $22,165, or 27.5%, in the second quarter of 2008 to $102,821 from $80,656 in 2007. Operating costs and expenses for the second quarter of 2008 were higher due to costs relating to the receivership and a consultant hired to assist in achieving FDA compliance. Cost of goods sold was 41.1% and 46.0% for the second quarter of 2008 and 2007 respectively.

Other expenses were flat at $15,456 in 2008 and $15,455 in 2007.

Net Loss

In the second quarter of 2008, our net loss decreased to $56,714 from a net loss of $78,565 in 2007 primarily as a result of increased sales in 2008 which offset more of the costs associated with the receivership and achieving FDA compliance.

First Half of 2008 Compared to 2007

Net Sales

We had sales of $61,563 in the six months ended June 30, 2008, compared with $122,171 for the same period in 2007, a decrease of $60,608, or 49.6%. The reduction in sales for 2008 was caused by our voluntary suspension of sales and shipments during the first quarter while we achieved FDA compliance, partially offset by increased sales in the second quarter.

Costs and Expenses

Operating costs and expenses decreased $48,452, or 25.7%, in the first half of 2008 to $140,330 from $188,782 in 2007. Operating costs and expenses for 2008 were lower due to a reduction in staff and operating activities. Cost of goods sold as a percentage of sales was 41.1% in 2008 compared to 34.7% in 2007.

Other expenses increased $1,919, or 6.6%, to $30,911 in the first half of 2008 compared to $28,992 in 2007.

Net Loss

In the first half of 2008, our net loss increased to $109,678 from a net loss of $95,603 in 2007 primarily as a result of reduced sales in 2008 due to our voluntary suspension of shipments until FDA compliance was achieved as well as costs associated with the receivership.

Financial Condition and Liquidity

We had available cash of $24,200 on June 30, 2008, compared to $3,216 cash available at the end of 2007. During the second quarter of 2008, Ronald L. Alexander, one of our directors, loaned E Med $47,744. Available cash increased as a result of these loans partially offset by our lack of sales in the first quarter. We had cash used in operations of $26,760 in the first half of 2008 compared to cash provided by operations of $55,320 in 2007. The change was primarily the result of the net loss in 2008.

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

From September 2004 to June 2006, Mr. Alexander loaned E Med a total of $136,120. On June 15, 2006, we issued Mr. Alexander 3.5 million unregistered shares in partial satisfaction of this loan. On June 28, 2006, a private investor purchased 1.5 million shares of our unregistered shares for $45,000, or $0.03 a share. On June 15, 2006, we issued 3.5 million unregistered shares to Donald Sullivan, our CFO, interim CEO and a director, for payment of accrued wages from January 1, 2005 through May 31, 2006.

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

Forward Looking Statements

Some of the statements that we make in this report, including statements about our confidence in E Med’s prospects and strategies and our expectations about E Med’s sales expansion, are forward-looking statements within the meaning of § 21E of the Securities Exchange Act. Some of these forward-looking statements can be identified by words like “believe,” “expect,” “will,” “should,” “intend,” “plan,” or similar terms; others can be determined by context. Statements contained in this report that are not historical facts are forward-looking statements. These statements are necessarily estimates reflecting our best judgment based upon current information, and involve a number of risks and uncertainties. Many factors could affect the accuracy of these forward-looking statements, causing our actual results to differ significantly from those anticipated in these statements. While it is impossible to identify all applicable risks and uncertainties, they include:

•	our ability to continue operating as a going concern and emerge from receivership;

•	our ability to execute our business plan;

•	our ability to successfully market and sell our products;

•	our ability to continue to comply with rules and regulations governing our products;

•	our ability to gain and retain market share from our competitors, many of whom have greater financial and other resources than we do;

•	the introduction of competing products by other companies;

•	our ability to protect our patents, copyrights and other intellectual property rights;

•	pressure on pricing from our competitors or customers;

•	continued availability of components for our products and stability in the cost of these components;

•	our reliance on subcontractors to manufacture our products;

•	our reliance on independent distributors to market and sell our products;

•	our financial resources are limited and we are dependent on increasing sales to generate cash for operations; and

•	our ability to comply with SEC regulations and filing requirements applicable to us as a public company.

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

Donald Sullivan, our chief financial officer and interim president and chief executive officer, has evaluated the effectiveness of E Med’s disclosure controls and procedures as of June 30, 2008. Based upon his review, he concluded that our disclosure controls and procedures are effective in ensuring that material information related to E Med is communicated to him by others within the company responsible for reporting this information. There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

On July 1, 2006, Kenneth Jackson filed a petition for cancellation of the registration of the NeedleZap trademark (Registration Number 2620168) in the United States Patent and Trademark Office before the Trademark Trial and Appeal Board, or TTAB. The petition claimed that the trademark was being used so as to misrepresent the source of goods or services on or in connection with which the mark is used. On January 31, 2008 Jackson agreed to dismiss the trademark cancellation petition. On July 15, 2008 Jackson filed a voluntary dismissal with prejudice which was accepted and the proceeding dismissed July 23, 2008.

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

E MED FUTURE, INC.

Date: August 19, 2008	By	/s/ Donald Sullivan
Donald Sullivan, Chief Financial Officer and interim Chief Executive Officer

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2008	December 31, 2007
	(Unaudited)
CURRENT ASSETS
Cash	$24, 200	$3,216
Inventory	76,953	61,574
Deposit	4,575	4,575

Total Current Assets	$105,728	69,365
EQUIPMENT, net of accumulated depreciation of $ 8,863 and $7,770, in 2008 and 2007, respectively	7,997	9,090

TOTAL ASSETS	$113,725	$78,455

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Notes payable to bank	$121,396	$121,396
Current portion of note payable	1,089	1,089
Notes payable to related party	119,565	71,821
Accounts payable	376,789	321,004
Accounts payable to related party	44,278	39,216
Accrued expenses	427,331	390,974
Customer deposits	75,000	75,000

	1,165,448	1,020,500
LONG-TERM DEBT
Convertible promissory note payable	548,000	548,000

Total Long-Term Liabilities	548,000	548,000
STOCKHOLDERS’ DEFICIT
Common stock $0.001 par value, 50,000,000 authorized, 42,513,415 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	42,513	42,513
Paid-in-capital	3,476,637	3,476,637
Deficit accumulated during development stage	(5,118,873)	(5,009,195)

Total Stockholders’ Deficit	(1,599,723)	(1,490,045)

Total Liabilities and Stockholders’ Deficit	$113,725	$78,455

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,		Period March 14, 1990 (Inception) to June 30, 2008
	2008	2007	2008	2007
NET SALES	$61,563	$17,546	$61,563	$122,171	$1,187,842
COSTS AND EXPENSES
Cost of goods sold	32,321	8,072	32,321	42,353	1,078,032
Selling, general and administrative	69,954	72,180	106,916	145,450	2,263,363
Impairment of long lived assets	—	—	—	—	273,844
Research and development	—	—	—	—	16,747
Consulting expense	—	—	—	—	2,112,400
Impairment of goodwill	—	—	—	—	188,500
Depreciation and amortization	546	404	1,093	979	149,160

Total Costs and Expenses	102,821	80,656	140,330	188,782	6,082,046

NET OPERATING LOSS	(41,258)	(63,110)	(78,767)	(66,611)	(4,894,204)
OTHER INCOME (EXPENSE)
Interest and other income	—	—	—	—	5,865
Interest expense	(15,456)	(15,455)	(30,911)	(28,992)	(230,534)

Total Other Income (Expense)	(15,456)	(15,455)	(30,911)	(28,992)	(224,669)

NET LOSS	$(56,714)	$(78,565)	$(109,678)	$(95,603)	$(5,118,873)

NET LOSS PER COMMON SHARE (Basic and diluted)	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.46)

WEIGHTED AVERAGE SHARES OUTSTANDING	42,513,415	42,513,415	42,513,415	42,513,415	11,021,492

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,		Period March 14, 1990 (Inception) to June 30, 2008
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(109,678)	$(95,603)	$5,118,873
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,093	979	149,160
Consulting expense	—	—	2,112,400
Research and development	—	—	8,808
Start-up costs	—	—	19,177
Amortization of prepaid expenses	—	—	39,913
Loss on inventory obsolescence	—	—	225,110
Impairment of long lived assets	—	—	273,844
Impairment of goodwill	—	—	188,500
Changes in operating assets and liabilities:
Accounts receivable	—	(137)	—
Inventory	(15,379)	21,136	(151,048)
Prepaid expenses	—	—	(9,312)
Deposits	—	—	(4,575)
Accounts payable	55,785	51,714	391,692
Accounts payable to related party	5,062	(2,153)	41,369
Accrued expenses	36,357	79,384	497,331
Customer deposits	—	—	75,000

Net cash provided by (used in) operating activities	(26,760)	55,320	(1,261,504)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	—	—	(94,806)

Net cash used in investing activities	—	—	(94,806)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	—	45,000
Initial capitalization	—	—	1,666
Cash acquired in acquisition	—	—	200,000
Notes payable	—	(27,702)	122,485
Convertible promissory notes payable	—	—	548,000
Notes payable to related party	47,744	—	463,359

Net cash provided by financing activities	47,744	(27,702)	1,380,510

NET INCREASE IN CASH	20,984	27,618	24,200

CASH, BEGINNING OF PERIOD	3,216	8,947

CASH, END OF PERIOD	$24,200	$36,565	$24,200

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)

	Six Months Ended June 30,		Period March 14, 1994 (Inception) to June 30, 2008
	2008	2007
Supplemental Disclosure of Cash Flow Information:
Interest paid	—	$7,298	$46,207
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Needlezap Partnership Contribution of Assets to Company
Inventory	—	—	151,015
Equipment	—	—	133,912
Patent	—	—	189,089
Issuance of 750,000 shares valued at $0.03 to acquire Trademark	—	—	22,500
Issuance of common stock for consulting services and compensation	—	—	2,259,067
Loss on inventory obsolescence	—	—	225,110
Impairment of long lived assets	—	—	273,844
Issuance of 1,250,000 shares valued at $0.3108 per share to acquire MSTI and allocation of purchase price to license	—	—	188,500
Issuance of common stock in payment of loan	—	—	70,000
Issuance of common stock in payment of accounts payable	—	—	12,000
Issuance of common stock in payment of accrued wages	—	—	70,000
Settlement of notes payable with fixed assets	—	—	7,310

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

NOTE A—BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the E Med Future, Inc., formerly Micro-Economics, Inc., annual report on Form 10-KSB for the year ended December 31, 2007.

NOTE B—GOING CONCERN

As indicated in the accompanying financial statements, the Company incurred a net loss of $109,678 for the six months ended June 30, 2008, and has a negative working capital of $1,059,720 and an Accumulated Deficit of $5,118,873 at June 30, 2008, and is considered a company in the development stage. Management’s plans include the raising of capital through short term financing to fund future operations and the generating of revenue through its business. Failure to raise capital, keep its products and manufacturing facilities in FDA compliance, and generate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C—CONCENTRATION

Approximately 90% of the Company’s sales for the six months ended June 30, 2008 were with six customers.

NOTE D – CONVERTIBLE PROMISSORY NOTE PAYABLE

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

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

NOTE E—COMMITMENTS AND CONTINGENCIES

From July 9 through July 25, 2007, a Food and Drug Administration investigator conducted an inspection of the Company’s operations. At the conclusion of the inspection an FDA Form 483 was issued to the Company listing observations of the inspector, which the Company responded to on August 7, 2007. The observations included deficiencies in the Company’s operating procedures, which will require correction. The Company voluntarily suspended shipment of our products to assure that the Company is compliant. The Company has completed the corrections and requested a re-inspection by the FDA. The Company has received verbal approval from the FDA to resume shipments if the Company believes it is in compliance. The Company believes it is now in compliance and has accepted six orders which we’ve shipped in the second quarter.

On or about January 20, 2008, the Receiver entered into a settlement agreement with Kenneth Jackson and Safe Medical Solutions, LLC, which was filed of record in Complete Investment Management, Inc. v. E Med Future, Inc., Case No. 06 CVH 10019 (Franklin County, Ohio Court of Common Pleas, J. Frye) on January 25, 2008. On January 31, 2008, an Agreed Order for Permanent Injunctive Relief was filed in the same case. Pursuant to the agreement, the parties agree to dismiss and release all claims within Safe Medical Solutions, LLC v. Sullivan, et al., Case No. 06 CV 9757 (Franklin County Court of Common Pleas, J. Brown). Jackson and Safe Medical agree to dismiss the Cancellation Action No. 92045999, pending before the U.S. Trademark Trial Appeal Board, with regard to the Needlezap trademark. The Receiver agreed to release all cross-claims as against Jackson and Safe Medical in the Safe Medical case. Jackson and Safe Medical surrender and waive any claim of ownership or license with regard to any intellectual property, including trademarks and patents, related to the Needlezap product, but retain the right to receive royalties on the future sale of Needlezap units. Jackson and Safe Medical also retain the right to sell any Needlezap units they currently own. The Receiver agreed with Jackson to either contract for the sale of, or offer up for public sale, all assets of E Med within 120 days of the agreement. Jackson and Safe Medical retain a limited “right of first refusal” with regard to any sale of the E Med assets. While IMET Corporation remains a third-party defendant in the Complete Investment case, the Receiver anticipates that all claims will shortly be resolved and IMET dismissed from the action.