Form 10-Q
period 2008-09-30
E MED FUTURE INC
filed 2008-11-19
CIK 894552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 42,513,415 shares of common stock, $0.001 par value per share, as of November 14, 2008.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Our September 30, 2008 unaudited consolidated financial statements follow this quarterly report beginning on page F-1.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Receivership

On November 22, 2006, Martin Management Services, Inc. was appointed as receiver for E Med by the Franklin County, Ohio Common Pleas Court in the action filed on August 6, 2006 by Complete Investment Management, Ltd., or CIM, against the Company. CIM has sought the repayment of a loan made by CIM to E Med in the amount of $548,000. E Med is in default in its payments to CIM due to declining revenue and cash flow. The receiver is currently operating the company for the benefit of its creditors. The receiver has obtained offers to purchase the assets of E Med or to purchase a controlling interest of the shares of the company. The receiver is currently negotiating a potential sale and expects to have an agreement in place before year-end. However, there can be no assurances that the receiver will be able to complete a transaction in that time frame or at all.

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

Results of Operations

We are a development stage company and did not have full approval to market and sell our products until March 2003. Initial sales in 2003 caused us to be optimistic that our revenues and profits would increase in subsequent years. However, our results have not met expectations due to lower than anticipated sales. In 2007 we voluntarily suspended shipment of our products due to a Food and Drug Administration investigator that found deficiencies in or operating procedures. We believe that we are now in compliance and resumed shipping product in the second quarter of 2008.

Third Quarter of 2008 Compared to 2007

Net Sales

We had sales of $23,031 in the quarter ended September 30, 2008, compared with only $120 for the same period in 2007, an increase of $22,911. In the third quarter of 2008, we completed one international sale. Due to our voluntary suspension of sales and shipments until we achieved FDA compliance, we had no sales in 2007 after July 15, hence the substantial third quarter increase in sales over the third quarter of 2007.

Costs and Expenses

Operating costs and expenses decreased $11,851, or 19.0%, in the third quarter of 2008 to $49,177 from $61,028 in 2007. Operating costs and expenses for the third quarter of 2008 were lower due to the reduction of the Company’s operations during 2008. Cost of goods sold was 28.5% and 319.2% for the third quarter of 2008 and 2007 respectively.

Other expenses increased $4,291, or 27.8%, to $19,746 in 2008 from $15,455 in 2007.

Net Loss

In the third quarter of 2008, our net loss decreased to $45,892 from a net loss of $76,363 in 2007 primarily as a result of increased sales and a reduction in staff.

First Nine Months of 2008 Compared to 2007

Net Sales

We had sales of $84,594 in the nine months ended September 30, 2008, compared with $123,268 for the same period in 2007, a decrease of $38,674, or 31.4%. The reduction in sales for 2008 was caused by our voluntary suspension of sales and shipments during the first quarter while we achieved FDA compliance, partially offset by increased sales in the second and third quarters.

Costs and Expenses

Operating costs and expenses decreased $60,060, or 24.1%, in the first nine months of 2008 to $189,507 from $249,567 in 2007. Operating costs and expenses for 2008 were lower due to a reduction in staff and operating activities. Cost of goods sold as a percentage of sales was 45.9% in 2008 compared to 34.3% in 2007.

Other expenses increased $6,220, or 14.0%, to $50,667 in the first nine months of 2008 compared to $44,447 in 2007.

Net Loss

In the first nine months of 2008, our net loss decreased to $155,570 from a net loss of $170,546 in 2007 primarily as a result of reduction in staff and operating activities.

Financial Condition and Liquidity

We had available cash of $25,843 on September 30, 2008, compared to $3,216 cash available at the end of 2007. During the second quarter of 2008, Ronald L. Alexander, one of our directors, loaned E Med $47,744. Available cash increased as a result of these loans partially offset by our lack of sales in the first quarter. We had cash used in operations of $29,193 in the first nine months of 2008 compared to cash provided by operations of $28,521 in 2007.

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

Donald Sullivan, our chief financial officer and interim president and chief executive officer, has evaluated the effectiveness of E Med’s disclosure controls and procedures as of September 30, 2008. Based upon his review, he concluded that our disclosure controls and procedures are effective in ensuring that material information related to E Med is communicated to him by others within the company responsible for reporting this information. There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

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

E MED FUTURE, INC.

Date: November 19, 2008		/s/ Donald Sullivan
	By	Donald Sullivan, Chief Financial Officer and Interim Chief Executive Officer

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$25,843	$3,216
Inventory	72,393	61,574
Deposit	4,575	4,575

Total Current Assets	102,811	69,365

EQUIPMENT, net of accumulated depreciation of $4,764 and $7,770, in 2008 and 2007, respectively	2,315	9,090

TOTAL ASSETS	$105,126	$78,455

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Notes payable to bank	$121,396	$121,396
Current portion of note payable	—	1,089
Notes payable to related party	119,564	71,821
Accounts payable	399,485	318,851
Accounts payable to related party	41,369	41,369
Accrued expenses	445,927	390,974
Customer deposits	75,000	75,000

	1,202,741	1,020,500

LONG-TERM DEBT
Convertible promissory note payable	548,000	548,000

Total Long-Term Liabilities	548,000	548,000

STOCKHOLDERS’ DEFICIT
Common stock $0.001 par value, 50,000,000 authorized, 42,513,415 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	42,513	42,513
Paid-in-capital	3,476,637	3,476,637
Deficit accumulated during development stage	(5,164,765)	(5,009,195)

Total Stockholders’ Deficit	(1,645,615)	(1,490,045)

Total Liabilities and Stockholders’ Deficit	$105,126	$78,455

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period March 14, 1990 (Inception) to September 30, 2008
	2008	2007	2008	2007
NET SALES	$23,031	$120	$84,594	$123,268	$1,210,873

COSTS AND EXPENSES
Cost of goods sold	6,499	383	38,820	42,223	1,084,531
Selling, general and administrative	42,376	60,098	149,292	205,819	2,305,739
Impairment of long lived assets	—	—	—	—	273,844
Research and development	—	—	—	—	16,747
Consulting expense	—	—	—	—	2,112,400
Impairment of goodwill	—	—	—	—	188,500
Depreciation and amortization	302	547	1,395	1,525	149,462

Total Costs and Expenses	49,177	61,028	189,507	249,567	6,131,223

NET OPERATING LOSS	(26,146)	(60,908)	(104,913)	(126,299)	(4,920,350)

OTHER INCOME (EXPENSE)

Loss On Disposal of Fixed Assets
Loss on disposal of fixed assets	(4,291)	—	(4,291)	—	(4,291)
Interest and other income	—	—	—	—	5,865
Interest expense	(15,455)	(15,455)	(46,366)	(44,447)	(245,989)

Total Other Income (Expense)	(19,746)	(15,455)	(50,657)	(44,447)	(244,415)

NET LOSS	$(45,892)	$(76,363)	(155,570)	$(170,746)	(5,164,765)

NET LOSS PER COMMON SHARE
(Basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.45)

WEIGHTED AVERAGE SHARES OUTSTANDING	42,513,415	42,513,415	42,513,415	42,513,415	11,472,989

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,		Period March 14, 1990 (Inception) to September 30, 2008
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(155,580)	$(170,746)	$(5,146,765)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,395	1,525	149,462
Consulting expense	—	—	2,112,400
Research and development	—	—	8,808
Start-up costs	—	—	19,177
Amortization of prepaid expenses	—	—	39,913
Loss on inventory obsolescence	—	—	225,110
Impairment of long lived assets	—	—	273,844
Impairment of goodwill	—	—	188,500
Changes in operating assets and liabilities:
Accounts receivable	—	358	—
Inventory	(10,819)	21,137	(146,488)
Prepaid expenses	—	—	(9,312)
Deposits	—	—	(4,575)
Accounts payable	80,634	63,949	413,622
Accounts payable to related party	—	—	39,216
Accrued expenses	55,177	112,298	516,151
Customer deposits	—	—	75,000

Net cash provided by (used in) operating activities	(29,193)	28,521	(1,263,937)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	—	—	(94,806)
Disposal of property and equipment	5,166	—	5,166

Net cash used in investing activities	5,166	—	(89,640)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	—	45,000
Initial capitalization	—	—	1,666
Cash acquired in acquisition	—	—	200,000
Notes payable	(1,089)	(27,702)	121,396
Convertible promissory notes payable	—	—	548,000
Notes payable to related party	47,743	3,201	463,358

Net cash provided by financing activities	46,654	(24,501)	1,379,420

NET INCREASE IN CASH	22,627	4,020	25,843
CASH, BEGINNING OF PERIOD	3,216	8,947	—

CASH, END OF PERIOD	$25,843	$12,967	$25,843

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)

	Nine Months Ended September 30,		Period March 14, 1990 (Inception) to September 30, 2008
	2008	2007
Supplemental Disclosure of Cash Flow Information:
Interest paid	—	$7,298	$46,207
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Needlezap Partnership Contribution of Assets to Company
Inventory	—	—	151,015
Equipment	—	—	133,912
Patent	—	—	189,089
Issuance of 1,500,000 shares valued at $0.03 to acquire Trademark	—	—	45,000
Issuance of common stock for consulting services and compensation	—	—	2,259,067
Loss on inventory obsolescence	—	—	225,110
Impairment of long lived assets	—	—	273,844
Issuance of 1,250,000 shares valued at $0.3108 per share to acquire MSTI and allocation of purchase price to license	—	—	188,500
Issuance of common stock in payment of loan	—	—	336,484
Issuance of common stock in payment of accounts payable	—	—	12,000
Issuance of common stock in payment of accrued wages	—	—	70,000
Settlement of accounts payable with fixed assets	—	—	7,310

See accompanying notes to consolidated financial statements.

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the E Med Future, Inc. annual report on Form 10-KSB for the year ended December 31, 2007.

NOTE B - GOING CONCERN

As indicated in the accompanying financial statements, the Company incurred a net loss of $155,570 for the nine months ended September 30, 2008, and has a negative working capital of $1,099,930 and an Accumulated Deficit of $5,164,765 at September 30, 2008, and is considered a company in the development stage. Management’s plans include the raising of capital through short term financing to fund future operations and the generating of revenue through its business. Failure to raise capital, keep its products and manufacturing facilities in FDA compliance, and generate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C - CONCENTRATION

Approximately 90% of the Company’s sales for the nine months ended September 30, 2008 were with two customers.

NOTE D - CONVERTIBLE PROMISSORY NOTE PAYABLE

On November 22, 2006, Martin Management Services, Inc. was appointed as receiver for E Med by the Franklin County, Ohio Common Pleas Court in the action filed on August 6, 2006 by Complete Investment Management, Ltd., or CIM, against the Company. CIM has sought the repayment of a loan made by CIM to E Med in the amount of $548,000. E Med is in default in its payments to CIM due to declining revenue and cash flow. The receiver is currently operating the company for the benefit of its creditors. The receiver has obtained offers to purchase the assets of E Med or to purchase a controlling interest of the shares of the company. The receiver is currently negotiating a potential sale and expects to have an agreement in place before year-end. However, there can be no assurances that the receiver will be able to complete a transaction in that time frame or at all.

NOTE F - COMMITMENTS AND CONTINGENCIES

From July 9 through July 25, 2007, a Food and Drug Administration investigator conducted an inspection of the Company’s operations. At the conclusion of the inspection an FDA Form 483 was issued to the company listing observations of the inspector, which the Company responded to on August 7, 2007. The observations included deficiencies in the Company’s operating procedures, which required correction. The Company voluntarily suspended shipment of our products to assure that the Company is compliant. The Company has completed the corrections and requested a re-inspection by the FDA. The Company has received verbal approval from the FDA

E MED FUTURE, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

September 30, 2008

(Unaudited)

NOTE F - COMMITMENTS AND CONTINGENCIES (Continued)

to resume shipments if the Company believes it is in compliance. The Company believes it is now in compliance.

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